Form 10-Q
period 1996-06-30
WEITZER HOMEBUILDERS INC
filed 1996-08-16
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Florida                        65-0502494
         -----------------------------------------------------------
         (State or other jurisdiction of      (IRS Employer I.D. No.)
          incorporation or organization)

        5901 N.W. 151st Street, Suite 120,  Miami Lakes, FL  33014-2428
- - --------------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

                                (305) 819-4663
- - ----------------------------------------------------------
                        (Registrant's telephone number,
                             including area code)

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       -    -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                                   Outstanding at
                   Class                            July 31, 1996
                   -----                            -------------

Class A Common Stock, $.01 Par Value                  2,360,254

Class B Common Stock, $.01 Par Value                  1,500,000

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30,            September 30,
                                                                              1996                  1995
                                                                         --------------        --------------
ASSETS                                                                     (Unaudited)
- - ------
Cash                                                                    $    2,670,717        $    1,622,882
Restricted escrow funds                                                      1,512,410             1,815,859
Advances for future projects                                                 1,884,510               280,290
Construction-in-progress                                                    33,598,162            30,167,295
Model furnishings, net of accumulated depreciation
  of $199,589 and $159,284, respectively                                       619,832               565,703
Deferred loan costs net of accumulated amortization
  of $608,603 and $454,790, respectively                                       737,500               769,387
Deferred income taxes                                                           57,100                63,000
Goodwill, net of accumulated amortization
  of $33,397 and $11,928, respectively                                         395,977               417,445
Other assets                                                                 1,445,400             1,220,499

                                                                         --------------        --------------
                                                                        $   42,921,608        $   36,922,360
                                                                         ==============        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Customer deposits                                                       $    1,512,410        $      965,659
Accounts payable and accrued liabilities                                     2,463,229             3,891,949
Acquisition, development and construction loans payable                     23,717,119            18,294,562
10% bonds payable                                                            3,317,600             3,155,450
5% debentures                                                                1,185,000              -
Notes and loans payable                                                        460,215               559,869
                                                                         --------------        --------------

                                                                            32,655,573            26,867,489
                                                                         --------------        --------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
  none issued                                                                  -                     -
Class A common stock, $.01 par, 40,000,000 shares authorized,
  2,360,254  and 2,032,663 shares issued and outstanding, respectively          23,603                20,327
Class B common stock, $.01 par, 1,500,000 shares authorized,
  1,500,000 shares issued and outstanding                                       15,000                15,000
Additional paid-in capital                                                  10,330,953            10,133,042
Accumulated deficit                                                           (103,521)             (113,498)
                                                                         --------------        --------------

                                                                            10,266,035            10,054,871
                                                                         --------------        --------------

                                                                        $   42,921,608        $   36,922,360
                                                                         ==============        ==============



                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                               June 30,                         June 30,
                                                   ------------------------------    -----------------------------
                                                         1996           1995              1996           1995
                                                   -------------    -------------    -------------    ------------
Revenues:
 Sales of homes                                   $   12,418,278   $    6,943,587   $   26,898,822   $   6,943,587
 Equity in earnings of affiliated partnerships           -                 66,678          -               686,711
 Interest income                                          61,270            8,012          113,757          88,988
 Other income                                            100,207           57,135          195,767          57,135
                                                   -------------    -------------    -------------    ------------

                                                      12,579,755        7,075,412       27,208,346       7,776,421
                                                   -------------    -------------    -------------    ------------
Operating costs and expenses:
 Costs of homes sold                                  10,920,709        5,850,563       23,694,270       5,850,563
 Selling expenses                                        635,090          441,336        1,634,145         452,544
 General and administrative expenses                     566,586          326,437        1,504,807         364,405
 Depreciation and amortization                           108,156           67,073          295,392          67,073
 Discontinued land acquisitions                          -                260,647          -               260,647
 Amortization of goodwill                                  7,157            4,771           21,469           4,771
 Interest expense                                         22,836           26,655           42,386          51,655
                                                   -------------    -------------    -------------    ------------

                                                      12,260,534        6,977,482       27,192,469       7,051,658
                                                   -------------    -------------    -------------    ------------

Income before income taxes                               319,221           97,930           15,877         724,763

Provision for income taxes                               117,900           26,632            5,900         261,694
                                                   -------------    -------------    -------------    ------------

Net income                                        $      201,321   $       71,298   $        9,977   $     463,069
                                                   =============    =============    =============    ============

Net income per common share                       $         0.05   $         0.02   $         0.00   $        0.21
                                                   =============    =============    =============    ============

Dividends per Class A common share                $         0.05   $      -         $         0.14   $     -
                                                   =============    =============    =============    ============

Weighted average number of common
 shares outstanding                                    3,835,624        2,944,157        3,633,282       2,182,252
                                                   =============    =============    =============    ============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                 -----------------------------------
                                                                      1996                 1995
                                                                 --------------       --------------
Cash flows from operating activities:
  Net income                                                    $        9,977       $      463,069
                                                                 --------------       --------------
  Adjustments to reconcile net income to net cash
      used in operating activities:
    Equity in earnings of affiliated partnerships                      -                   (686,711)
    Deferred income taxes                                                5,900              -
    Other non-cash charges                                             745,312               71,844
    Changes in assets and liabilities:
      Restricted escrow funds                                          303,449             (909,958)
      Construction in progress                                      (3,430,867)         (16,404,285)
      Other assets                                                    (290,143)            (331,944)
      Customer deposits                                                546,751              (76,909)
      Other liabilities                                             (1,428,720)           3,553,082
                                                                 --------------       --------------
                                                                    (3,548,318)         (14,784,881)
                                                                 --------------       --------------

        Net cash used in operating activities                       (3,538,341)         (14,321,812)
                                                                 --------------       --------------

Cash flows from investing activities:
  Purchase of model furnishings                                       (165,581)            (338,676)
  Purchase of affiliated partnerships                                  -                 (4,056,367)
  Advances for future projects                                      (1,604,220)           1,342,172
  Distributions from affiliated partnerships                           -                     42,612
                                                                 --------------       --------------

        Net cash used in investing activities                       (1,769,801)          (3,010,259)
                                                                 --------------       --------------

Cash flows from financing activities:
  Acquisition, development and construction loan borrowings         26,669,658           13,486,690
  5% convertible debenture                                           1,881,646              -
  Payments on acquisition, development and construction loans      (21,247,101)             -
  Payment of loan from shareholder                                     -                   (184,900)
  Loan from shareholder                                                -                     70,000
  Payments on notes payable                                            (99,654)            (247,781)
  Loan, deferred registration and
    terminated merger costs                                           (353,113)            (251,123)
  Proceeds from issuance of common stock                               -                  8,643,780
  Dividend to shareholders                                            (495,459)             -
  Amortization of warrant cost                                         -                   (135,345)
                                                                 --------------       --------------

        Net cash provided by financing activities                    6,355,977           21,381,321
                                                                 --------------       --------------

Net increase in cash                                                 1,047,835            4,049,250

Cash, beginning of period                                            1,622,882               53,217
                                                                 --------------       --------------

Cash, end of period                                            $     2,670,717      $     4,102,467
                                                                 ==============       ==============

Cash paid during the period for interest, net of
  amounts capitalized                                          $        30,086      $        51,655
                                                                 ==============       ==============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

     Weitzer Homebuilders Incorporated (the "Company") was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly-owned subsidiaries, in the design, construction and sale of moderately-priced single-family residences and townhouses in Dade and Broward counties in Southeast Florida.

     On September 30, 1994, the Company acquired all the outstanding shares of certain of its wholly-owned subsidiaries in exchange (the "Weitzer Entities Exchange") for issuing Class B Common Stock to the Company's Chairman of the Board. This transaction was treated as a combination of companies under common control, the accounting of which is similar to that of a pooling of interests. These subsidiaries served as general partners of partnerships (the "Weitzer Homebuilding Partnerships") which were engaged in the above mentioned homebuilding activities.

     On May 3, 1995, the Company acquired the remaining interests in the Weitzer Homebuilding Partnerships from affiliates of an unrelated entity (the "Financial Partner") which previously provided funding for real estate acquisition, development and construction. The purchase of these interests was accounted for by the Company under the purchase method of accounting for business combinations. Accordingly, the results of operations of the Weitzer Homebuilding Partnerships have been included in the Company's consolidated financial statements since the date of this acquisition.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission for interim financial information. As such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, they should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission.

     The consolidated balance sheet of the Company as of September 30, 1995 is audited. The other consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of June 30, 1996, the related consolidated statements of operations of the Company for the three and nine months ended June 30, 1996, and the consolidated statements of cash flows of the Company for the nine months ended June 30, 1996. Operating results for the three and nine months ended June 30, 1996 are not necessarily indicative of the results for the full fiscal year.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - INVESTMENTS IN AFFILIATED PARTNERSHIPS

     Various subsidiaries of the Company served as general partners of the Weitzer Homebuilding Partnerships through which most of the Company's prior homebuilding operations were conducted. Prior to May 3, 1995, the other general partner was an affiliate of the Financial Partner. The Financial Partner's interests in the Weitzer Homebuilding Partnerships were acquired on May 3, 1995 by the Company with a portion of the net proceeds of the Company's initial public offering, and the operations of the Weitzer Homebuilding Partnerships have been consolidated with the financial statements of the Company from that date.

     The following table presents summarized combined financial information for the Weitzer Homebuilding Partnerships for the three and nine months ended June 30, 1995. The Company used the equity method to account for its investments in the Weitzer Homebuilding Partnerships through May 3, 1995, the date the Financial Partner's interests in these partnerships were acquired.

Income Statement Data


                                        April 1, 1995        October 1, 1994
                                        Through May 3,        Through May 3,
                                            1995                   1995
                                       ----------------     -----------------
       Revenues                        $      3,395,996     $      24,279,626
       Costs of homes sold                    2,852,187            20,473,203
       Selling and other expenses               402,564             2,026,971
                                        ---------------      ----------------
       Net income                      $        141,245     $       1,779,452
                                        ===============      ================


     In accordance with the partnership agreements, the income for each of the Weitzer Homebuilding Partnerships was allocated to the general partners first to provide a 10% preferred return on invested capital (which was principally contributed by the Financial Partner) with the balance of the income shared equally; all losses were shared equally.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

     The Company's income tax provision for the three and nine months ended June 30, 1996 and 1995 is summarized as follows:

                                     Three months ended      Nine months ended
                                          June 30,                June 30,
                                  -----------------------   -------------------
Current:                             1996         1995       1996       1995
                                  ----------    ---------   -------   ---------
  Federal                        $         -  $    26,632  $      -  $  261,694
  State                                    -            -         -           -
Deferred:
  Federal                            117,900            -     5,900           -
  State                                    -            -         -           -
                                  ----------    ---------   -------   ---------

Total income tax provision       $   117,900   $   26,632  $  5,900  $  261,694
                                  ==========    =========   =======   =========

     Reconciliation of the differences between income taxes computed at federal statutory rates and the Company's recorded provision for income taxes are as follows:

                                     1996          1995      1996       1995
                                  ----------    ---------   -------   ---------
Expected tax benefit at Federal
 statutory rate                      34.0%         34.0%      34.0%      34.0%

Increase in State income tax,
net                                   3.0           3.6        3.0        3.6
                                  ----------    ---------   -------   ---------
                                     37.0%         37.6%      37.0%      37.6%
                                  ==========    =========   =======   =========

     The tax effects of the temporary differences comprising the Company's deferred tax asset are net operating loss carryforwards. As of September 30, 1995, the Company had net operating losses of approximately $180,000 available to offset future taxable income, if any. These carryforwards will expire in the year 2009.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - 5% DEBENTURES

     The Company issued a total of $1,970,000, 5%, two year redeemable convertible debenture ("Debentures") resulting in net proceeds of $1,743,000. The Debentures were convertible, commencing 45 days after issuance, into shares of Class A Common Stock of the Company at the lesser of 10% below the average closing bid price of the Class A Common Stock for the five days immediately preceding the date of issuance or 21% below the average closing bid price of the Class A Common Stock for the five business days immediately preceding the date of conversion and are redeemable under certain circumstances. Subsequent to the issuance of the Debentures the Company has converted a total of $785,000 of the Debentures into 327,591 shares of the Company's Class A Common Stock. The Company has notified the outstanding Debenture holders that any and all conversions into shares of the Company's Class A Common Stock have been suspended indefinitely. In the event any such Debenture holders object to such suspension, then the Company believes that the remedy available to such Debenture holders, if they prevail in any litigation, would be to declare an event of default under the terms of the Debentures. In such and event the Company would then be obligated to repay the principal amount of the Debentures plus accrued interest. No litigation has been commenced regarding such suspensions as of this date and the Company believes if any litigation is instituted the Company, although no assurance can be given, would prevail on the merits of any such action.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the fiscal year ended September 30, 1995. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in the costs of materials and labor and other economic factors. Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices, and other factors discussed in the Company's other filings with the Securities and Exchange Commission.
     The Company was organized in June 1994 for the purpose of holding the capital stock of, and providing funding to, subsidiaries which are or will be involved in the acquisition and development of land and the design, construction, marketing, financing and sale of single-family homes and townhomes. Prior to May 3, 1995, substantially all of the Company's homebuilding projects were conducted through the Weitzer Homebuilding Partnerships, in which a subsidiary of the Company held a 50% general partnership interest, and the Company accounted for its investment in the Weitzer Homebuilding Partnerships under the equity method of accounting, whereby its initial investment was recorded at cost, adjusted by its share of the Weitzer Homebuilding Partnerships' operating results and reduced by distributions received. On May 3, 1995, the Company used a portion of the net proceeds of its initial public offering to acquire the Financial Partner's interest in the Weitzer Homebuilding Partnerships and now consolidates the operations of these former partnerships with the financial statements of the Company. Accordingly, the following discussion of the results of operations of the Company includes, in addition to a discussion of the results of operations of the Company for the three and nine months ended June 30, 1996 and 1995, a discussion of the results of operations of the Weitzer Homebuilding Partnerships for the three and nine months ended June 30, 1995 compared to the Company's results of operations for the three and nine months ended June 30, 1996.

Results of Operations

General
- - -------

     The following table sets forth for the periods presented certain items of the Company's consolidated financial statements (for the 1996 periods) and the Weitzer Homebuilding Partnerships' combined financial statements (for the 1995 periods) expressed as a percentage of total revenues:

                                        Percentage of Total Revenues
                              ------------------------------------------------
                                  Three Months Ended       Nine Months Ended
                                       June 30,                  June 30,
                              -------------------------  ---------------------
                                  1996         1995         1996       1995
                              ------------   ----------  ----------  ---------
Revenues                          100.0%       100.0%       100.0%     100.0%

Cost of homes sold                 86.8         84.1         87.1       84.3

Selling, general and
 administrative expenses            9.5          9.2         11.5        8.1

Net income                          1.6          6.6          0.1        7.4


Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes which have been sold but not started. At June 30,1996 approximately 54% of the homes in backlog were under construction. The backlog increased 62% from 157 homes at September 30, 1995 to 254 homes at June 30, 1996. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. Contracts for homes under sales contracts and for homes under construction may be canceled by buyers and may subject the buyers to certain penalties under the contract.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
- - ----------------------------------------------------------------------------
Contract
- - --------

                                  June 30,         September 30,      June 30,
                                    1996               1995             1995

                              ---------------   -----------------   ------------
Number of homes in backlog
                                          254                 157            142
Aggregate sales value of
 homes in backlog            $     28,998,000  $       19,201,000  $  15,477,043

Available lots for sale                   685               1,006            919

Available lots under
 option or contract                       963               1,125          1,209



Comparison of the Three Months Ended June 30, 1996 and 1995
- - -----------------------------------------------------------

     The Company as compared to Weitzer Homebuilding Partnerships

     The Company's revenues from home sales were approximately $12.4 million for the three months ended June 30, 1996, as compared to approximately $10.4 million for the Weitzer Homebuilding Partnerships for the three months ended June 30, 1995. The increase is attributed to an overall increase in the volume of home sales during the three months ended June 30, 1996, compared to the same period in 1995. For the three months ended June 30, 1996, there was a 20.4% increase in the number of homes delivered (83 to 100) compared to the three months ended June 30, 1995. The average selling price of the homes delivered was constant at $124,000 for the three months ended June 30, 1996 and 1995. The higher volume of home sales for the three months ended June 30, 1996 reflect increased closings at Weitzer at Harmony Lakes and at the Serena Lakes Patio Homes and Serena Lakes Townhomes projects which have passed through their early development stage, and were not generating sales during the three months ended June 30, 1995. The Company has also overcome unforeseen delays in qualifying certain potential home buyers which had the effect of closing a number of homes in the current quarter which had been delayed from earlier quarters.

     Costs of homes sold increased from approximately $8.7 million for the Weitzer Homebuilding Partnerships during the three months ended June 30, 1995 to approximately $10.9 million for the Company during the three months ended June 30, 1996, as a result of the increase in the volume of homes sold. Cost of homes sold as a percentage of home sales increased from 84.3% during the three months ended June 30, 1995 for the Weitzer Homebuilding Partnerships to 87.9% for the three months ended June 30, 1996 for the Company. Specifically, the Chapel Trail subdivision, whose divisional historical costs have been higher than the overall consolidated historical costs, made up more than 22% of the total sales for the current quarter. This had the effect of reducing the overall consolidated gross margin for the period. In addition the margin for the Weitzer at Harmony Lakes project is also lower than the Company's historical consolidated margin.

     Selling, general and administrative ("SG&A") expenses increased from approximately $948,000 during the three months ended June 30, 1995 for the Weitzer Homebuilding Partnerships to approximately $1.2 million during the three months ended June 30, 1996 for the Company. SG&A expenses as a percentage of total revenues increased from 9.2% during the three months ended June 30, 1995 for the Weitzer Homebuilding Partnerships to 9.5% for the three months ended June 30, 1996 for the Company. The increase was primarily attributable to startup selling expenses of approximately $154,500 for certain new projects for which there were no home sales.

     Net income of the Weitzer Homebuilding Partnerships was $684,000 during the three months ended June 30, 1995, compared to a net income of approximately $201,000 during the three months ended June 30, 1996 for the Company.

     The Company

     The Company's total revenues increased from approximately $7.1 million for the three months ended June 30, 1995 to approximately $12.6 million during the three months ended June 30, 1996. This increase is attributed to the acquisition of the interest of the affiliates of the Financial Partner in the Weitzer Homebuilding Partnerships on May 3, 1995, which permitted the Company to consolidate the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. Prior to May 3, 1995, the Company accounted for its investment in the Weitzer Homebuilding Partnerships under the equity method of accounting. Consequently, sales of homes for the three months ended June 30, 1996 include three months of sales of homes of the Company as compared to two in the comparative period of the prior fiscal year.

     The Company's total expenses increased from approximately $7.0 million for the three months ended June 30, 1995 to approximately $12.3 million for the three months ended June 30, 1996. The increase is attributed to the change in accounting for the investment in the Weitzer Homebuilding Partnerships resulting from the acquisition of the interests of the affiliates of the Financial Partner in the Weitzer Homebuilding Partnerships.

     The Company's net income for the three months ended June 30, 1995 was approximately $71,000 compared to a net income of $201,000 for the three months ended June 30, 1996. Net income per share increased from $.02 for the three months ended June 30, 1995 to a net loss per share of $.05 for the three months ended June 30, 1996, as a result of the increase in net income.

Comparison of the Nine Months Ended June 30, 1996 and 1995
- - ----------------------------------------------------------

     The Company as compared to Weitzer Homebuilding Partnerships

     The Company's revenues from home sales were approximately $26.9 million for the nine months ended June 30, 1996, as compared to approximately $31.2 million for the Weitzer Homebuilding Partnerships for the nine months ended June 30, 1995. The decrease is attributed to an overall decrease in the volume of home sales during the nine months ended June 30, 1996, compared to the same period in 1995. For the nine months ended June 30, 1996, there was a 10.6% decrease in the number of homes delivered (236 to 211) and the average selling price of the homes delivered decreased 3.5% (from $132,042 to $127,483) compared to the nine months ended June 30, 1995. The lower volume of home sales for the nine months ended June 30, 1996 reflects the completion of a number of homebuilding projects which were generating sales during the nine months ended June 30, 1995 and the fact that the Company was in the early development stage of certain new projects such as Weitzer at Harmony Lakes, The Hammocks at Riverglen, and the future phases of Serena Lakes Patio Homes and Serena Lakes Townhomes during the beginning of the current fiscal year. This, coupled with stricter building codes in the markets where the Company is building and a longer permitting process has kept salable inventory below prior period levels.

     Costs of homes sold decreased from approximately $26.3 million for the Weitzer Homebuilding Partnerships during the nine months ended June 30, 1995 to approximately $23.7 million for the Company during the nine months ended June 30, 1996, primarily as a result of the decrease in the volume of homes sold. Cost of homes sold as a percentage of home sales increased from 84.5% during the nine months ended June 30, 1995 for the Weitzer Homebuilding Partnerships to 88.1% for the nine months ended June 30, 1996 for the Company. Specifically, the Chapel Trail subdivision, whose divisional historical costs have been higher than the overall consolidated historical costs, made up more than 28% of the total sales for the current period. This had the effect of reducing the overall consolidated gross margin for the period. In addition the margin for the Weitzer at Harmony Lakes project is also lower than the Company's historical consolidated margin.

     Selling, general and administrative ("SG&A") expenses increased from approximately $2.5 million during the nine months ended June 30, 1995 for the Weitzer Homebuilding Partnerships to approximately $3.1 million during the nine months ended June 30, 1996 for the Company. SG&A expenses as a percentage of total revenues increased from 8.1% during the nine months ended June 30, 1995 for the Weitzer Homebuilding Partnerships to 11.5% for the nine months ended June 30, 1996 for the Company. The increase was primarily attributable to the decrease in the volume of home sales, combined with startup selling expenses of approximately $496,500 for certain new projects for which there were minimal or no home sales. In addition, the Company had nonrecurring fees totaling $96,000 for the period.

     Net income of the Weitzer Homebuilding Partnerships was approximately $2.3 million during the nine months ended June 30, 1995, compared to a net income of approximately $10,000 during the nine months ended June 30, 1996 for the Company, primarily as a result of the decrease in home sales.

     The Company

     The Company's total revenues increased from approximately $7.8 million for the nine months ended June 30, 1995 to approximately $27.2 million during the nine months ended June 30, 1996. This increase is attributed to the acquisition of the interest of the affiliates of the Financial Partner in the Weitzer Homebuilding Partnerships on May 3, 1995, which permitted the Company to consolidate the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. Prior to May 3, 1995, the Company accounted for its investment in the Weitzer Homebuilding Partnerships under the equity method of accounting. Consequently, sales of homes for the nine months ended June 30, 1996 include nine months of sales of homes of the Company as compared to two in the comparative period in the prior fiscal year.

     The Company's total expenses increased from approximately $7.0 million for the nine months ended June 30, 1995 to approximately $27.2 million for the nine months ended June 30, 1996. The increase is attributed to the change in accounting for the investment in the Weitzer Homebuilding Partnerships resulting from the acquisition of the interests of the affiliates of the Financial Partner in the Weitzer Homebuilding Partnerships.

     The Company's net income for the nine months ended June 30, 1995 was approximately $463,000 compared to a net income of $10,000 for the nine months ended June 30, 1996. Net income per share decreased from $.21 for the nine months ended June 30, 1995 to a net income per share of $.00 for the nine months ended June 30, 1996, as a result of the decrease in net income.


Liquidity and Capital Resources

     General. In May 1996, the Company's Board of Directors declared a dividend of $.08125 per share of Class A Common Stock payable on May 15, 1996 to shareholders of record on May 8, 1996.

     On June 30, 1996, the Company had borrowings from banks and third parties aggregating approximately $29.1 million. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and construction financing from the Weitzer at Harmony Lakes project, Hammocks at River Glen project, Tesoro at Forest Lakes project, Weitzer Serena Lakes Homes project and Weitzer Serena Lakes Townhomes project.

     At June 30, 1996, the Company has approximately $10.4 million of available credit under the Residential Funding Corporation (RFC) Credit Facility which it may use to finance the acquisition, development and construction of other homebuilding projects which are approved by RFC.

     At June 30, 1996, the Company has an aggregate of approximately $6.3 million of available credit under two lines of credit with Barnett Bank of South Florida, N.A., which the Company may use to finance the construction and development of homes at both the Weitzer Serena Lakes Patio Homes and Serena Lakes Townhomes projects.

     The Company issued a total of $1,970,000, 5%, two year redeemable convertible debenture ("Debentures") resulting in net proceeds of $1,743,000. The Debentures were convertible, commencing 45 days after issuance, into shares of Class A Common Stock of the Company at the lesser of 10% below the average closing bid price of the Class A Common Stock for the five days immediately preceding the date of issuance or 21% below the average closing bid price of the Class A Common Stock for the five business days immediately preceding the date of conversion and are redeemable under certain circumstances. Subsequent to the issuance of the Debentures the Company has converted a total of $785,000 of the Debentures into 327,591 shares of the Company's Class A Common Stock. The Company has notified the outstanding Debenture holders that any and all conversions into shares of the Company's Class A Common Stock have been suspended indefinitely. In the event any such Debenture holders object to such suspension, then the Company believes that the remedy available to such Debenture holders, if they prevail in any litigation, would be to declare an event of default under the terms of the Debentures. In such and event the Company would then be obligated to repay the principal amount of the Debentures plus accrued interest. No litigation has been commenced regarding such suspensions as of this date and the Company believes if any litigation is instituted the Company, although no assurance can be given, would prevail on the merits of any such action.

     Cash Flows. During the nine months ended June 30, 1996, the Company had $3.5 million of net cash used in operating activities, primarily as a result of the construction activity for the Weitzer at Harmony Lakes project, Tesoro at Forest Lakes project and the Hammocks at Riverglen community project. During that period, the Company had net cash provided by financing activities of $6.3 million, arising principally from the net financing activity for the Weitzer at Harmony Lakes project, Tesoro at Forest Lakes project, the Hammocks at Riverglen community project and the Malibu Bay at Chapel Trail project.

     The Company had determined that it is currently in the best interest of the Company and its shareholders to retain all earnings and to forego the August 15, 1996 regularly scheduled cash dividend payment on its outstanding shares of Class A Common Stock. The Company's determination to forgo such payment was not the result of the inability of the Company to satisfy such cash payment, but rather the determination that such cash would be better used to facilitate the Company's growth, with the potential result of enhancing shareholder valuation. Cash dividends on the Class A Common Stock are cumulative, and accordingly, the amount of such dividends would accrue for the benefit of the Company's shareholders. The Company will continue to evaluate future cash dividend payments depending upon then current business conditions, opportunities for growth and on the then current financial condition of the Company. Accordingly, no assurance can be given as to when the Company plans on resuming the payment of such cash dividends.

PART II.  OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(b) The Company has not filed a report on Form 8-K during the quarter for which this report is being filed.



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities and Exchange Act, of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 16, 1996                  /s/ Harry Weitzer
                                        -----------------
                                        Harry Weitzer, Chairman of the Board
                                        (Principal Executive Officer)


Date:  August 16, 1996                  /s/ Timothy S. Hart
                                        -------------------
                                        Timothy S. Hart
                                        Corporate Controller
                                        (Principal Accounting Officer)