Form 10-K405
period 1996-09-30
WEITZER HOMEBUILDERS INC
filed 1997-01-14
CIK 926613

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 1996
             [_] Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)

                  For the transition period from _____ to ____

                        Commission File Number 33-89076

                       WEITZER HOMEBUILDERS INCORPORATED
             (Exact name of registrant as specified in its charter)

         Florida                            65-0502494
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                            5901 N.W. 151st Street
                                   Suite 120
                          Miami Lakes, Florida 33014
                   (Address of principal executive offices)

                                (305) 819-4663
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  Class A Common
                             Stock, $.01 Par Value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X             No _______
                                               -------

    Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 16, 1996 was approximately $3,245,349 based on the $1.375 closing price for the Class A Common Stock as reported on Nasdaq on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by directors of the registrant.

    As of December 16, 1996, Weitzer Homebuilders Incorporated had 2,360,254 shares of Class A Common Stock, $.01 par value, and 1,500,000 shares of Class B Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part IV are incorporated by refernce by certain of the Company's public filings made pursuant to the Securities Exchange Act of 1934, including the Company's annual report on form 10-K for the year ended September 30, 1995, the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1995, June 30, 1995, December 31, 1995 and March 31, 1996, and the Company's registration statement on Form S-1 filed pursuant to the Securities Exchange Act of 1933.

================================================================================

                       Weitzer Homebuilders Incorporated

                                   FORM 10-K

                               TABLE OF CONTENTS
  Part I                                                                   Page
                                                                           ----

  Item 1.  Business .....................................................     3

  Item 2.  Properties ...................................................    14

  Item 3.  Legal Proceedings ............................................    14

  Item 4.  Submission of Matters to a Vote of Security-Holders ..........    15

  Part II

  Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ..........................................    16

  Item 6.  Selected Financial Data ......................................    18

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................    21

  Item 8.  Financial Statements and Supplementary Data ..................    30

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ..........................    51

  Part III

  Item 10.  Directors and Executive Officers of the Registrant ..........    51

  Item 11.  Executive Compensation ......................................    51

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management ..............................................    54

  Item 13.  Certain Relationships and Related Transactions ..............    54

  Part IV

  Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K .........................................    55

  Signatures ............................................................    57

  PART I

  ITEM 1.  BUSINESS

  General

       Weitzer Homebuilders Incorporated (the "Company"), organized in Florida in 1994, is engaged, through its subsidiaries, primarily in the design, construction and sale of single-family homes and townhomes in Dade and Broward Counties located in Southeast Florida. Prior to May 1995, the Company conducted substantially all of its homebuilding operations through general partnerships (the "Weitzer Homebuilding Partnerships"), in which one general partner was a subsidiary of the Company and the other general partner was a subsidiary of an unaffiliated third party (the "Financial Partner"). Each general partnership was involved in the development of one specific homebuilding project. In May 1995, with a portion of the net proceeds of the Company's initial public offering, the Company acquired the capital stock of the existing Financial Partner affiliates (the "Partnership Acquisition"). Since that time, the Company consolidates the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. Unless the context requires otherwise, all references to the Company shall include its subsidiaries and the Weitzer Homebuilding Partnerships.

       The Company offers a wide variety of moderately-priced homes that are designed to appeal to the entry level and first time move-up buyers. The Company has delivered approximately 1,462 homes in the past five fiscal years, including 309 in the fiscal year ended September 30, 1996. Sales prices of the Company's homes range from approximately $85,000 to $185,000 and the average sales price of homes delivered during the fiscal year ended September 30, 1996 was approximately $121,000. At present the Company has eight communities in various stages of planning and development, including six communities in which the Company is currently offering homes for sale.
  At September 30, 1996, the Company had 583 available lots for sale and 943 available lots under option or contract compared to 1,006 available lots for sale and 1,125 available lots under option or contract at September 30, 1995. There is no assurance that all lots available for home construction will in fact be used for construction of homes since construction and sales of homes are subject to a variety of factors, including, without limitation, general and local economic conditions, availability of financing, interest rates and government regulation.

       The Company's principal executive offices are located at 5901 N.W. 151st Street, Suite 120, Miami Lakes, Florida 33014, (305) 819-4663.

  Operating Strategy

       The operating strategy of the Company currently emphasizes the following elements:

    -Affordable Housing And Value Pricing. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the entry-level and first time move-up buyers. The Company strives to price its homes competitively, while providing perceived innovative designs, including architectural details and amenities in several of its projects typically found in more expensive homes, such as cathedral ceilings, recessed lighting, glass block, security and intercom systems. The Company's models afford prospective home buyers a variety of options and features so that they may customize their designs to suit their needs.

       -Commitment to Quality And Customer Service. The Company acts as the general contractor for its projects and requires that its subcontractors and suppliers use quality, durable materials in the construction of its homes.
  The Company generally provides home buyers with at least a one-year warranty on workmanship and building materials and, in certain instances such as when financing is provided through a government loan or where city codes require, a ten-year structural warranty.

       -Cost Controls. In general, the Company attempts to reduce certain risks in the homebuilding industry and maximize its financial resources by: (i) acquiring land for development through seller financing (which generally allows for more favorable payment terms and lower closing costs); (ii) utilizing options and other similar agreements whereby the Company provides a relatively small deposit to obtain the right to purchase a specified number of lots over some period of time so long as it exercises a certain number of options pursuant to a periodic takedown schedule; (iii) obtaining required zoning entitlements prior to purchasing land; (iv) beginning construction of a home only after execution of a sales contract, receipt of a down payment and, where applicable, the buyer's receipt of mortgage approval; (v) using subcontractors on a fixed price basis; (vi) minimizing inventory of land and unsold homes by building speculative units on a limited basis; and (vii) obtaining volume discounts on construction materials.

       -Southeast Florida Market. Although the Company is continuously evaluating locations for new residential communities and is exploring the possibility of expanding into areas outside of its primary market in Southeast Florida, the Company anticipates that in the near term its business and earnings will continue to be derived principally from the Southeast Florida market. Based on the Company's knowledge of the Southeast Florida homebuilding market, the Company believes it has certain competitive advantages in such market, including understanding of, and experience with the local market; controls and cost savings that result from the Company's centralized operations; and an experienced sales force that is generally employed on a long-term rather than project-by-project basis.

  Land Acquisition And Development

       The Company acquires both improved building lots ready for construction, and tracts of land that require site improvements prior to construction. Generally, the Company attempts to acquire or control at least 100 lots in a development to achieve economies of scale in its marketing activities. When contemplating the purchase of land for development, the Company considers the cost of the land, the desirability of the proposed project to targeted home buyers, population growth patterns, competitive conditions and available financing. The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain or verify the necessary zoning and other governmental approvals for the proposed subdivision. During the investigation period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analyses, arranges construction financing and completes its marketing feasibility studies. As a result, the Company is generally able to begin development activities immediately after closing the land purchase.

     The Company attempts to reduce the financial risks and capital requirements associated with maintaining its own inventory of lots by utilizing options and other similar agreements pursuant to which the Company provides a deposit and obtains the right to purchase a specified number of lots over a period of time so long as it exercises a certain number of its options pursuant to a periodic takedown schedule. These agreements are generally on a nonrecourse basis, so that if the Company does not meet the takedown schedule, its only financial risk is forfeiture of a deposit. Generally, the options are exercised only after prospective home buyers have executed a sales contract and made a down payment; however, the options may be exercised without having pre-sold the lots in order for the Company to preserve its option to purchase the remaining lots.

     The following table sets forth information on the current land options of the Company (which the Company currently plans to excercise on or prior to the expiration date, and excludes projects planned for future development as described below):


                               Options for Land Held by the Company
                             ----------------------------------------             Cash
                             Lots Under    Expiration      Purchase            Commitment to
Community                      Option         Date           Price            Close (Approx.)
---------                    ----------------------------------------         ---------------
Serena Lakes Townhomes ....     284       Jan. 31, 1997    $954,000                 None

----------------------


     The Company devotes time and effort in developing a design and marketing concept for each of its subdivisions, which includes a determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular subdivision depends upon many factors, including the housing generally available in the area, the needs of the particular market and the Company's cost of lots in the subdivision. The Company then undertakes development activities that include site planning, engineering and construction of roads, sewer, water and drainage facilities.

Summary of Residential Projects

     The following information concerning the projects currently being developed and projects planned for future development as of September 30, 1996:

        Projects Currently Being Developed
                                                                                                  Range of Base
                                                          Number     Homes       Lot       Year    Home Prices
Name                          Location                   of Homes  Delivered  Inventory   Opened      (000s)
----                          --------                   --------  ---------  ----------  ------  --------------
Weitzer at Chapel Trail       Pembroke Pines (Broward)        162        160          2     1993     $160 - 210
Weitzer at Serena Lakes II    Southwest Dade                  376        257        119     1993     $ 87 - 107
Serena Lakes Townhomes        Southwest Dade                  548        149     399 (1)    1994     $ 72 -  85
Weitzer at Harmony Lakes      Southwest Broward               407         89        318     1995     $100 - 170
Weitzer at Deerfield Beach    Deerfield (Broward)             151          8        143     1995     $120 - 140
Tesoro at Forest Lakes        Southwest Dade                  251          -        251     1996     $100 - 119

---------------------------
(1) Includes lots owned and lots which the Company holds options to purchase - 284 lots at Serena Lakes Townhomes, as described above.


     Projects Planned For Future Development

                                                                                         Range of Base
                                                               Number     Expected To     Home Prices
Name                              Location                    of Homes     Be Opened        (000s)
----                              --------                    --------    -----------    -------------
Malibu Bay at Chapel Trail        Pembroke Pines (Broward)      500         3/1997          $ 85-110
Fiesta at Serena Lakes Estate     Southwest Dade                 70         4/1997          $110-130

     The projects planned for future development represents land as to which the Company has not yet aquired title.The future development of such land depends upon numerous factors, including the financial condition of the Company and the homebuilding industry, general and local economic conditions, availability of financing, interest rates, housing demand, availability of qualified labor and materials, sufficiency of infrastructure and government regulation. There is no assurance that any of the land under option or contract will be acquired by the Company or that any of the planned projects will be completed and, if completed, there is no assurance that the information relating to the number and types of homes, prices or community features will not change materially.

     Descriptions of the Company's current projects follow:

     Weitzer at Chapel Trail. Weitzer at Chapel Trail is a single-family home community in Pembroke Pines, in Broward County, Florida, consisting 162 homes on approximately 34 acres. Four models were completed in April 1993 and were offered at base prices ranging from approximately $160,000 to $210,000. One and two story homes of 2,000 to 3,250 square feet offer the first-time move-up buyer a quality four or five bedroom home at affordable prices.

       Weitzer at Serena Lakes II. Located in southwest Dade County, Florida, Weitzer at Serena Lakes II opened in December 1993 and includes 376 single-family homes. The homes contain from 1,141 to 1,787 square feet and are currently being offered at base prices ranging from $87,000 to $107,000. Weitzer at Serena Lakes II is the second phase of a three phase community of 70 acres, which includes 76 single-family homes in Weitzer at Serena Lakes which were sold during the first phase and also includes Serena Lakes Townhomes, which is discussed below.

       Serena Lakes Townhomes. Serena Lakes Townhomes is the final phase of Serena Lakes, a community located in southwest Dade County, Florida. The townhome community will contain 548 Townhomes surrounding a central lake and will include three community pools, each with a cabana center. The Company has acquired the land for 264 units and holds options for the land for the additional 284 units. The townhomes are expected to contain from 1,209 to 1,325 square feet, and the current anticipated base sales prices will range from approximately $72,000 to $85,000. The options for the additional 284 units provide for one takedown which will require the payment of $954,000 in January 1997.

       Weitzer at Harmony Lakes. Located in the City of Davie, in Broward County, Florida, this community is planned for 236 single-family homes which will be targeted to first-time move-up buyers and 171 townhomes which will be targeted to entry level buyers. The homes are currently offered at base prices ranging from approximately $140,000 to $170,000. The townhomes are currently offered at base prices ranging from approximately $100,000 to $110,000. The community contains a recreation facility complete with community pool.

       Weitzer at Deerfield Beach. Located in Deerfield, in Broward County, Florida, Weitzer at Deerfield Beach is planned for 151 single-family homes. This lakeside community will target both the entry level buyer and the first-time move-up buyer, and homes are currently expected to be offered at base prices ranging from approximately $120,000 to $140,000.

       Tesoro at Forest Lakes. The Company has executed a purchase and sale agreement to acquire 251 developed lots in West Kendall, Dade County Florida. This townhome/villa community is located in the master planned community of Forest Lakes. Tesoro at Forest Lakes, will target the entry level home buyer, and homes are currently expected to be offered at base prices ranging from $100,000 to $119,000. The developed lots will be purchased in three phases. The first phase of 92 homesites was purchased in February 1996. The second phase of 71 homesites was purchased in November 1996. The final phase of 88 homesites is anticipated to close in May 1997.

       Descriptions of the Company's projects planned for future development follow:

       Malibu Bay at Chapel Trail. The Company has executed a purchase and sale agreement to acquire approximately 500 townhome sites in the master planned community of Chapel Trail, where the Company is currently completing the last group of homes in its Weitzer at Chapel Trail project. The Malibu Bay community will target the entry level home buyer. The market price of the townhomes currently expected to range from $85,000 to $110,000. The development is divided into two phases. Phase I consists of 250 lots which are currently expected to be purchased as follows: (i) 75 lots on or before April 1997; and (ii) 25 lots each quarter beginning six months after the first closing. Phase II consists of 250 lots which are currently expected to be purchased as follows: (i) 75 lots on or before October 1998; and (ii) 25 lots each quarter thereafter.

       Fiesta at Serena Lakes Estates. The Company has purchased approximately 16 acres of land adjacent to the current Serena Lakes II project and is currently expected to build approximately 70 single family homes. The homes will contain 1,400 to 2,000 square feet and will be offered at $110,000 to $130,000. Sales are currently expected to commence in April 1997.


  Construction

       The Company, directly or indirectly through an affiliate, acts as the general contractor for the construction of its residential developments. The general contractor's functions include monitoring the construction of each project (including monitoring compliance with zoning and building codes), participating in all significant design and building decisions, coordinating the activities of subcontractors and suppliers and controlling the quality and cost of the work. Subcontractors and material suppliers typically are retained after competitive bidding at a fixed price for a specific project, and the Company does not have any long-term contracts with any of its subcontractors. The Company generally requires that its subcontractors agree to its standard terms regarding matters such as frequency of payments and maintenance of insurance. The Company generally utilizes more than one subcontractor for each type of work to minimize increased costs and delays that might result if one of its subcontractors experiences financial or other difficulties.

       The Company installed a fully integrated sales, construction and accounting software package which utilizes the critical path method as the basis of the system. The critical path method details the integral steps necessary for the complete construction of a home and sets forth specific milestones and the timing necessary to achieve the milestones so that the Company can track the progress of the construction on each of its homes. All data is updated on a daily basis resulting in current information by project and by individual unit to increase the likelihood of, among other things, timely completion of homes under construction.

       The Company does not maintain significant inventories of construction materials except for materials for homes under construction and a limited amount of other materials. Generally, the construction materials used in the Company's operations are readily available from numerous sources, but prices can fluctuate due to various factors, including increased demand or supply shortages. Whenever possible, the Company negotiates agreements for price and volume discounts with national, regional or local suppliers of materials, which either the Company or its subcontractors will purchase. The Company does not have any long-term contractual commitments with suppliers of building materials. Homebuilders from time to time experience industry-wide shortages of certain raw materials, and prices of materials can fluctuate. In addition, stringent building codes which were adopted in Dade County and Broward County have increased costs of homes. The Company has generally been able to pass along cost increases to the prospective buyers, but there is no assurance that increased costs will not have a material adverse effect on the Company's operations.

  Marketing and Sales

       The Company sells substantially all of its homes through employees who work from sales offices located at the model homes in each project. The Company also sells its homes through independent real estate brokers. Sales personnel assist prospective home buyers by providing them with floor plans, information on prices, options and custom features and tours of model homes. Sales personnel are trained by the Company and are periodically updated on the availability of financing, construction schedules, marketing and advertising plans. Most of the sales personnel are employed on a long-term rather than on a project-by-project basis, which the Company believes results in reduced training costs and a more motivated and experienced sales force.

       Each model complex consists of three to five models. Each model is fully merchandised to accentuate the design and size of the home. The merchandising is based upon the demographics and lifestyles of the target buyer. Amenities in many of the Company's current homes include ceramic tiles, oversized kitchens and a separate shower and roman tub in master baths, Spanish tile roofs, brick paved driveways and walkways, security systems, and an upgraded designer full appliance package. Each project's sales center contains graphic displays of the floor plans and a community site plan, as well as information on the history of the Company.

       The Company's advertising program encompasses various media. Signage is a primary medium which is implemented when land is acquired. Upon the completion of the models, a full advertising campaign typically begins using newspaper, radio and direct mail. In addition, the Company provides incentives to independent real estate brokers as a means of ensuring broker participation.

       The volume and timing of the Company's home sales are substantially affected by the opening of new residential developments. Generally, a residential development will generate a high sales volume in the early period of its existence (due primarily to the wide choice of available lots), with sales activity decreasing as the project matures. In addition, the Company's ability to sell its homes is dependent, in large part, upon the ability of its buyers to obtain mortgage financing. The Company does not finance the purchase of homes in its communities but rather refers customers to a variety of mortgage lenders for their financing needs. The Company has experienced significant variability in sales on a quarterly basis as a result of, among other things, the timing of home closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors and changes in the costs of materials and labor.

       The Company's home closings are also dependent on the availability of homeowner's insurance. Primarily as a result of Hurricane Andrew, there is a widespread shortage of available private insurance for homeowners in the State of Florida. The State of Florida has created a joint underwriting association to provide insurance coverages to homeowners who cannot obtain private insurance; however, such State provided insurance affords homeowners less protection than is typically provided by private insurance carriers at greater costs and may not be purchased during periods in which there is a tropical storm which could threaten the State. Due to the frequency of tropical storms during the summer months of 1996, buyers of the Company's homes were unable to secure homeowners insurance on a timely basis and several home closings were delayed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

       Through its relationships with mortgage companies, the Company monitors the availability of governmental programs offering low interest mortgage financing to prospective home buyers as a means to market and increase the Company's demand for its homes. When programs become available, the Company reviews the terms of the program and the requisite commitment fee to determine whether it will submit a bid for the Company to obtain low interest financing for qualified homebuyers.

  Customer Service and Quality Control

       The Company's customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. The active participation of customer service personnel, in management's opinion, reduces post-closing repair costs, fosters the Company's reputation for quality and service and leads to repeat and referral business. The Company provides home buyers with a limited warranty program which, in general, provides home buyers with at least a one-year warranty on workmanship and building materials through the Home Buyers Warranty program, a privately insured program that establishes standards for the acceptable condition of a home and resolution of disputes. Historically, the Company has not incurred any material costs relating to warranty claims or defects in construction.

  Government Regulation and Environmental Matters

       In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and the amount of these fees has increased significantly during recent years. Other Florida and local laws require the use of specific construction materials which reduce the need for energy-consuming heating and cooling systems or are expected to withstand certain wind speeds. Dade County and Broward County have enacted more stringent building codes as a result of Hurricane Andrew which have resulted in increased costs of construction. The State of Florida and counties and cities within the State have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards, all of which could have a material adverse effect on the Company's business. To date, the governmental approval processes and the restrictive zoning, moratoriums and allocation systems have not had a material adverse effect on the Company's development activities.

       The Company is subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. The Company has not been materially adversely affected to date by the presence or potential presence of such materials.

       To varying degrees, certain permits and approvals may be required to complete the residential developments currently being planned by the Company, including land development permits (water, sewer, paving and drainage), sales center permits, model home permits and building permits. The process of obtaining permits and approvals is an ongoing process in the ordinary course of business that the Company is engaged in as it develops and constructs homes for its current and future planned projects. The ability of the Company to obtain necessary approvals and permits for these projects is often beyond the Company's control, and could restrict or prevent the development of otherwise desirable property. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. In addition, the continued effectiveness of permits already granted is subject to factors such as changes in policies, rules and regulations and their interpretation and application. To minimize these risks, the Company generally restricts land purchases to tracts that have or will have zoning and all other related entitlements. To date, the Company has not encountered any material difficulties in obtaining permits and does not currently anticipate any material difficulties in obtaining permits in the future.

  Competition

       The homebuilding industry is highly competitive and fragmented. The Company competes on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small builders, including some builders with nationwide operations and greater financial, marketing, sales and other resources. At times competitors may offer homes at discounted prices for financial reasons. The Company also competes for residential sales with individual resales of existing homes and condominiums, including sales of homes at deeply discounted prices by lenders, the Resolution Trust Corporation and other similar institutions. Based on its knowledge and analysis of the homebuilding market and its knowledge of its competitors, management believes that the Company's primary competitive strengths have been (i) its ability to offer quality residences at affordable prices; (ii) the location of its communities; and (iii) its reputation for service, innovative design and value pricing.

       The Company also competes with other homebuilders for the acquisition of lots. Competition for available lots varies from market to market depending on supply and is based primarily on price, reputation and ability to build, market and sell homes. In this regard, management believes that the Company's history of meeting lot takedown schedules and making timely payments has enhanced its competitive position with local area land developers.

  Warranties, Bonds and Other Obligations

       The Company is often required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. In connection with its development of the land at the Weitzer at Harmony Lakes project, the Company was required to obtain approximately $1.3 million of performance bonds. Including these performance bonds, at September 30, 1996, the Company had approximately $1.6 million in letters of credit and performance bonds outstanding in connection with its development and construction activities.

       The Company generally provides home buyers with at least a one-year warranty on workmanship and building materials and, in certain instances such as when financing is provided through a government loan or where city codes require, a ten-year structural warranty. The cost of providing extended warranties and warranty services was not material during the fiscal year ended September 30, 1996. The subcontractors who perform most of the actual construction in turn provide warranties of workmanship to the Company typically of one year in duration following completion of their work and perform substantially all of the warranty work at no cost to the Company. The Company has not sustained any material claims for warranty services under its ten-year structural warranty program.

       The Company also has obligations to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots which have not been closed in such developments. To date, the Company has not incurred any costs to subsidize homeowners' associations, as such associations' revenues have been adequate to cover their operating costs.


  Employees; Leasing Arrangement

       At September 30, 1996, the Company leased the services of approximately 54 persons, of whom approximately 19 were sales and marketing personnel, 13 were executive, administrative and clerical personnel and 22 were involved in construction. All of the personnel of the Company are employees of National Business Solutions, Inc. ("NBS"), which has had an agreement for services with Weitzer Services, Inc., a subsidiary of the Company. NBS is a vehicle for small businesses to obtain workers' compensation and health care coverage at a discounted large group rate. NBS is the employer of record and assumes all payroll obligations and certain employee benefits administration (such as payroll preparation, payment and reporting of payroll taxes, maintaining employee health insurance and related benefits and workers' compensation reporting) with respect to the personnel of the Company, while allowing the Company to retain management control of these persons, including supervision, job description and salary determinations. The Company determines changes in staffing levels and makes recommendations to NBS with respect to the hiring and firing of personnel. Although NBS has the right to do so, NBS has never failed to accept the recommendation of the Company with respect to hiring and firing of personnel. The Company prepays NBS for any payroll taxes, workers' compensation and health insurance and receives a report each quarter from NBS's certified public accountants as to whether such payroll taxes were filed and paid in a timely manner. Should NBS fail to pay payroll taxes, workers' compensation or health insurance, the Company may be liable for such obligations. Weitzer guarantees the obligations of Weitzer Services, Inc. under the agreement with NBS. References to 'employees' of the Company will include individuals whose services are leased from NBS. The Company believes that its relations with its personnel and subcontractors are satisfactory.

  Directors and Executive Officers of the Registrant

       The following table sets forth information, with respect to each person who is currently an executive officer or director of the Company, as indicated below.

NAME                          AGE                         POSITION
--------------------------------------------------------------------------------
  Harry Weitzer                55          Chairman of the Board, President
                                            and Chief Executive Officer
  Leigh Feldsteen              42          President - South Florida Division
  Estelle Burnside             53          Executive Vice President
  James Rosewater              31          Vice President--Sales
  Ivan Faggen                  57          Director and Vice-Chairman of the Board
  Joseph B. Rose               63          Director
  Lawrence Hellring            50          Director
  Michael Ambrosio             50          Director

       Harry Weitzer has served as Chairman of the Board and Chief Executive Officer of the Company since its formation in June 1994 and as President since December 1994. Mr. Weitzer has also served as President and Chief Executive Officer of each of the Company's subsidiaries since their respective inception more than five years ago. Mr. Weitzer has over 27 years of experience in the homebuilding industry, being actively engaged as a homebuilder in Michigan (from 1968 to 1976) as well as in Southeast Florida (since 1976). Mr. Weitzer is a current member of the National Association of Home Builders, the Builders Association of South Florida and the University of Miami Citizens Advisory Board.

       Leigh Feldsteen has served as President - South Florida Division and director of sales of the Company since August 1996. From March 1995 to August 1996 Mr. Feldsteen served the sales and marketing manager and national director of sales training for Morrison Homes, Inc,. From January 1993 to January 1995 Mr. Feldsteen served as national corporate sales trainer for The Ryland Group, Inc.. From January 1991 to January 1993 Mr. Feldsteen served as a sales representative for M/I Schottenstein.

       Estelle Burnside has served as Executive Vice President of the Company since October 1995. Ms. Burnside has served in numerous management and administrative positions with the Company and subsidiaries of the Company and other Weitzer affiliates, including serving as Vice President of each of the Weitzer Subsidiaries since their respective inception more than five years ago.

       James Rosewater has served as Vice President--Marketing since May 1995. From December 1993 to April 1995, Mr. Rosewater served as Director of Marketing for Johnson Group Management, Inc./Dry Clean USA, Inc. From December 1989 to December 1993, Mr. Rosewater served as Director of Marketing for Dry Clean USA, Inc. Mr. Rosewater is Mr. Weitzer's son-in-law.

       Ivan Faggen has served as a Director and Vice Chairman of the Board of Directors of the Company since December 1996. Mr. Faggen is currently the managing partner at Triton Pacific Partners, LLC, a company involved in investment banking. From 1995 to 1996 Mr. Faggen was the managing director of Tishman Speyer Properties and was responsible for raising capital and acquiring land for an office building development. From 1962 to 1995 Mr. Faggen was a partner with Arthur Andersen & Co. LLC and served as world wide director of such firm's real estate service group.

       Joseph B. Rose has served as a Director of the Company since May 1995. Mr. Rose has been the sole proprietor of Joseph B. Rose Construction Company since 1957 and the sole proprietor of M.R. Management Company since 1967. These companies are engaged in the development and management of commercial and multiple occupancy properties in the Detroit, Michigan metropolitan area.

       Lawrence Hellring has served as a Director of the Company since March 1996. Mr. Hellring is president and owner of Superior Windows, Corp.. Mr. Hellring has been associated with Superior Windows, Corp., a privately held manufacturing company for the past eleven years.

       Michael Ambrosio has served as a Director of the Company since May 1996. Mr. Ambrosio is vice president of Simpkins Industries, Inc. and executive vice president of Westfield Financial Corp., the real estate investment division of Simpkins Industries, Inc.. Mr. Ambrosio has been associated with Simpkins Industries, Inc. for the past five years.

  ITEM 2.   PROPERTIES

       The Company's principal business offices are in Miami Lakes in Dade County, Florida and consist of 9,000 square feet which are being leased through 1999. The Company currently uses 8,000 square feet for its own purposes and has subleased approximately 1,000 square feet to a third party. Management believes that its existing facility will be adequate for its purposes for the foreseeable future.

  ITEM 3.  LEGAL PROCEEDINGS

       The Company has been involved from time to time in litigation arising in the ordinary course of business, none of which has had a material adverse effect on the financial position or results of operations of the Company.

       Effective as of December 5, 1996, a lawsuit captioned, U.C. Financial
                                                              --------------
  Ltd. and Universal Finance Holding AG v. Weitzer Homebuilders Incorporated
  --------------------------------------------------------------------------
  (No. 96 Civ 6737 (SHS)), was settled by the parties thereto. The litigation concerned the convertibility of an aggregate $600,000 pricipal amount of debentures into shares of the Company Class A Common Stock. In accordance with the terms of the settlement, the debentures were redeemed by the Company for an aggregate $690,000, inclusive of accured interest. In addition, the Company redeemed a debenture in the principal amount of $300,000 for $320,000, inclusive of accrued interest in connection with such redemptions.

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

  PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market information

       The Company's Class A Common Stock has been traded since April 26, 1995 on Nasdaq under the symbol "WTZRA". Prior to that time, there was no public market for the Class A Common Stock. There is no established public trading market for the Company's Class B Common Stock. The following sets forth the range of high and low bid prices for the Class A Common Stock as reported on Nasdaq during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                     Class A Common Stock
                     --------------------

    Quarterly Period Ended          High Bid          Low Bid
    ----------------------          --------          --------

    September 30, 1996               $2 5/8           $1 3/4
    June 30, 1996                    $3 3/4           $1 3/4
    March 31, 1996                   $5               $3 1/8
    December 31, 1995                $6 1/2           $3 3/4
    September 30, 1995               $7 1/8           $5 3/4
    June 30, 1995 commencing
    April 26, 1995                   $7 1/8           $6 15/32


       As of December 23, 1996, there were approximately 90 holders of record of the Company's Class A Common Stock. This number does not include approximately 950 beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

  Dividends

       Prior to the Earnings Achievement Date (as hereinafter defined), the holders of the Common Stock are entitled to receive, if, when and as declared by the Board of Directors of the Company to the extent funds are legally available therefor, dividends at the rate of (i) $.325 per share per annum, with respect to the Class A Common Stock, and (ii) $.001 per share per annum, with respect to the Class B Common Stock, payable quarterly on the fifteenth day of February, May, August and November of each year. For periods following the Earnings Achievement Date, holders of the Class A Common Stock and the Class B Common Stock are entitled to receive such dividends, in equal amounts per share, as may be declared from time to time by the Board of Directors out of funds legally available therefor.

       The "Earnings Achievement Date" is a date which is 10 business days following the filing by the Company with the Securities and Exchange Commission of the first Form 10-Q or Form 10-K, as the case may be (the "SEC Report"), which reflects that, as of the last day of the period to which such SEC Report relates, the Company has had an aggregate of $7,500,000 of Operating Income earned since April 1, 1995 (the "Earnings Achievement"). "Operating Income" of the Company for any fiscal period means the Consolidated Net Income for such period, (x) increased or decreased by all income tax expense or benefit for such period, and (y) decreased by all dividends paid or accrued during such period. "Consolidated Net Income" of the Company for any period means the consolidated income or loss of the Company and its subsidiaries as set forth on the Company's consolidated statement of income for any such fiscal period and as determined in accordance with generally accepted accounting principles consistently applied, provided that (i) the results of operations of any person acquired in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded, and (ii) (a) any gains or losses from assets sales or reserves related thereto (other than a disposition of housing inventory in the ordinary course of business), (b) any gains or losses upon the extinguishment of indebtedness, including the write-off of unamortized deferred loan costs and unamortized original issue discount in connection with the retirement of the Company's 10% Bonds (as disclosed below), or any amortization relating to original issue discount and deferred loan costs in connection with such 10% Bonds, and (c) any extraordinary gains or losses, shall be excluded. No later than (i) 45 days after the end of the Company's fiscal quarter which is not the year-end or (ii) 90 days after the fiscal year-end, as the case may be, the Chief Financial Officer of the Company shall determine if the Earnings Achievement has occurred.

       Under the terms of the Company's 10% Bonds due June 30, 1998, the Company may not declare or pay any dividend or make any other distribution on any equity securities of the Company (except dividends or distributions payable in equity securities of the Company), or purchase, redeem or otherwise acquire, or permit a subsidiary to purchase, redeem or otherwise acquire, any equity securities of the Company (other than equity securities acquired in exchange for securities of the Company and certain equity securities issued to employees, directors or consultants), if, upon giving effect to such dividend, distribution, redemption or other acquisition, the net worth of the Company would be reduced to less than an amount equal to 120% of the remaining indebtedness outstanding under the 10% Bonds. As of September 30, 1996, the indebtedness outstanding under the Company's 10% Bonds was approximately $3,750,000, including accrued interest thereon, and the consolidated net worth of the Company as of September 30, 1996 was approximately $7,294,000.

       Under the terms of the Company's loan agreement with Residential Funding Corporation, the Company may not declare or pay any dividend or make any other distribution on any shares of capital stock of the Company (other than for the dividends on the Class A Common Stock and Class B Common Stock set forth in the Company's Articles of Incorporation prior to the Earnings Achievement
  Date) in an amount which exceeds 50% of the previous fiscal year's audited pretax profits, to the extent that the same would cause an event of default under such agreement.

       The Company had determined that it is currently in the best interest of the Company and its shareholders to retain all earnings and to forego the August 15, 1996 and November 15, 1996 regularly scheduled cash dividend payment on its outstanding shares of Class A Common Stock. The Company's determination to forgo such payment was not the result of the inability of the Company to satisfy such cash payment, but rather the determination that such cash would be better used to facilitate the Company's growth, with the potential result of enhancing shareholder valuation. Cash dividends on the Class A Common Stock are cumulative, and accordingly, the amount of such dividends would accrue for the benefit of the Company's shareholders. The Company will continue to evaluate future cash dividend payments depending upon then current business conditions, opportunities for growth and on the then current financial condition of the Company. Accordingly, no assurance can be given as to when the Company plans on resuming the payment of such cash dividends.

  ITEM 6.   SELECTED FINANCIAL DATA

            The following table sets forth selected consolidated financial data for the Company. As of September 30, 1994, Harry Weitzer contributed all of the outstanding shares of capital stock of certain corporations which were general partners of the Weitzer Homebuilding Partnership's (the "Weitzer Subsidiaries") to the Company in exchange for 1,500,000 shares of Class B Common Stock (the "Weitzer Entities Exchange"). The selected consolidated financial data give effect to the Weitzer Entities Exchange for each of the relevant periods, and treats the Weitzer Entities Exchange on a basis similar to a pooling of interests, which has the effect of combining all companies as if the combination had been effective for the periods presented. Prior to May 1995, the Company conducted substantially all of its operations through the Weitzer Homebuilding Partnerships. See -"Business." During that time, the Company used the equity method to account for its investment in the Weitzer Homebuilding Partnerships and, accordingly, the selected consolidated financial data of the Company during this time do not include the revenues, assets or equity of the Weitzer Homebuilding Partnerships. Following the acquisition of the interests of the affiliates of the Financial Partner in May, 1995, the Company consolidated the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. The selected consolidated financial data of the Company for the five fiscal years ended September 30, 1996 have been derived from the Company's audited consolidated financial statements. Prior to September 30, 1994, the Weitzer Subsidiaries operated as S- corporations under the Internal Revenue Service Code, and, accordingly, the Weitzer Subsidiaries' taxable income was taxed directly to the sole shareholder. Pro forma net income and pro forma net income per share amounts assume that the Company was subject to federal income taxes and taxed as a C-corporation at the effective tax rates in existence for the periods.

                                                            YEARS ENDED SEPTEMBER 30,
                                          -----------------------------------------------------------------------
                                             1992           1993          1994            1995           1996
                                             ----           ----          ----            ----           ----
INCOME STATEMENT DATA:

Equity in earnings of 50%-owned
 affiliated partnerships/1/..............  $220,306       $509,334     $1,847,738       $686,711          --
Sales of homes...........................    --            112,390        998,849     13,450,684     $37,391,780
Net income (loss)........................   210,390        492,899      1,647,149         68,814      (2,962,046)
Net income (loss) per share..............    --             --             --              $0.03          $(0.81)
Pro forma net income.....................   138,197        307,603        966,597/2/      --              --
Pro forma net income per share...........     $0.08          $0.17          $0.54         --              --
Average number of shares outstanding..... 1,801,300/3/   1,801,300/3/   1,801,300/3/   2,277,950       3,649,204
Dividends declared per share.............    --             --             --              $0.08           $0.24

                                                                  September 30,
                                          -----------------------------------------------------------------------
                                             1992           1993          1994            1995           1996
                                             ----           ----          ----            ----           ----
BALANCE SHEET DATA:

Construction-in progress.................    $--            $--            $--       $30,167,295     $31,505,383
Total assets.............................   882,681      1,780,705      2,228,209     36,922,360      39,673,788
Total liabilities........................                  573,666      1,374,257     26,867,489      32,379,779
Shareholders' equity.....................   882,681      1,207,039        853,952     10,054,871       7,294,009
-----------------------------------------------------------------------------------------------------------------

  /1/ Equity in earnings of 50%-owned affiliated partnerships represents the Company's share of the income of the Weitzer Homebuilding Partnerships. Each partnership's income was allocated to the partners first as a preferred return on partners' capital (which is principally contributed by the Financial Partner affiliates), with the balance of income shared equally; all losses were shared equally. Selected combined financial information of the Weitzer Homebuilding Partnerships is set forth below.

  /2/ Includes a charge of approximately $262,000 relating to the write-off of costs incurred in connection with a terminated merger agreement.

  /3/ Based upon (i) 1,500,000 shares of Class B Common Stock presently outstanding, and (ii) 301,300 shares of Class A Common Stock (based on an initial public offering price of $6.50 per share and net of Class A Common Stock assumed to have been repurchased at such initial public offering price per share under the treasury stock method) assumed to be outstanding upon the exercise for $.10 per share of warrants then outstanding.

            Selected Combined Financial Information of the Weitzer
                         Homebuilding Partnerships

                                           Years Ended September 30,
                              ----------------------------------------------------
                                   1992          1993         1994         1995
                                   ----          ----         ----         ----
                                                                       (unaudited)
INCOME STATEMENT DATA:

Sales of homes................ $21,336,433   $34,038,889  $53,320,277  $37,669,019
Cost of homes sold............  18,245,203    29,201,090   45,710,767   31,876,433
Other costs and expenses......   2,640,262     3,630,347    3,497,209    3,531,052
Net income....................     512,603     1,356,127    4,454,170    2,261,534

                                           September 30,
                              ---------------------------------------
                                   1992          1993         1994
                                   ----          ----         ----
BALANCE SHEET DATA/1/:

Real estate inventories....... $21,214,968   $29,224,358  $16,802,444
Total assets..................  24,426,848    34,961,017   21,187,373
Total liabilities.............  18,630,006    26,815,367   14,594,117
Partners' equity:
   Weitzer Entities...........     701,350     1,186,816    1,089,911
   Financial Partner..........   5,095,492     6,958,834    5,503,345

------------------------------------
     /1/    Following the Partnership Acquisition in May, 1995, the Company
consolidates the operations of the Weitzer Homebuilding Partnerships with the consolidated financial statements of the Company.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Prior to May 3, 1995, substantially all of the Company's homebuilding projects were conducted through the Weitzer Homebuilding Partnerships, in which a subsidiary of the Company held a 50% general partnership interest, and the Company accounted for its investment in the Weitzer Homebuilding Partnerships under the equity method of accounting, whereby its initial investment was recorded at cost, adjusted by its share of the Weitzer Homebuilding Partnerships' operating results and reduced by distributions received. On May 3, 1995, the Company used a portion of the net proceeds of its initial public offering to acquire the Financial Partner's interests in the Weitzer Homebuilding Partnerships and now consolidates the operations of these former partnerships with the financial statements of the Company. Accordingly, the following discussion of the financial condition and results of operations of the Company includes, in addition to a discussion of the results of operations of the Company for the periods presented, a discussion of the results of operations of the Weitzer Homebuilding Partnerships for the year ended September 30, 1995 compared to the Company's results of operations for the year ended September 30, 1996 and, a discussion of the results of operations of the Weitzer Homebuilding Partnerships for the Year ended September 30, 1995 compared to the year ended September 30, 1994.

       Except for the historical information contained herein, the matters discussed in this Form 10-K are forward looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices and other factors discussed in the Company's other filings with the Securities and Exchange Commission.

  Results of Operations

  General
  -------

       Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's (including the Weitzer Homebuilding Partnerships') backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes which have been sold but not started. At September 30, 1996, approximately 61% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company (including the Weitzer Homebuilding Partnerships) has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company (including the Weitzer Homebuilding Partnerships) has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. The Company estimates that the cancellation rate on homes for which a sales contract was signed for the fiscal year ended September 30, 1996 was approximately 5%.


  Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
  ----------------------------------------------------------------------------
  Contract
  --------

                                                         September 30,
                                             -----------------------------------------
                                                1996           1995           1994
                                                ----           ----           ----
  Number of homes in backlog................           282            157            173
  Aggregate sales value of homes in
   backlog..................................   $33,405,000    $19,201,000    $22,399,000
  Available lots for sale...................           583          1,006            226
  Available lots under option or contract...           943          1,125          1,810

  Comparison of the Years Ended September 30, 1996 and 1995
  ---------------------------------------------------------

  The Company as compared to Weitzer Homebuilding Partnerships

       The revenues from home sales decreased from approximately $37.7 million for the year ended September 30, 1995 to approximately $37.4 million for the year ended September 30, 1996. This change reflects a 4.9% decrease in the average selling price of homes delivered (from $127,260 to $121,009) partially offset by a 4.4% increase in the number of homes delivered (296 to 309).

       Cost of homes sold increased from approximately $31.9 million for the year ended September 30, 1995 to approximately $35.4 million for the year ended September 30, 1996, primarily as a result of higher cost of sales for the Harmony Lakes project. Cost of homes sold as a percentage of homes sales increased from 84.6% during the year ended September 30, 1995 to 94.7% for the year ended September 30, 1996. The increase was primarily attributable to the overall lower profit margin being attained on the Harmony Lakes project because of higher borrowing and land development costs. Cost of homes sold also includes an impairment charge of $1,050,000 related to the Company's assessment of the recoverability of the Harmony lakes Project.

       Selling, general and administrative ("SG&A") expenses increased from approximately $3.5 million for the year ended September 30, 1995 to approximately $4.8 million for the year ended September 30, 1996. SG&A expenses as a percentage of total revenues increased from 9.3% for the year ended September 30, 1995 to 12.7% for the year ended September 30, 1996. The increase was primarily attributable to start-up selling expenses for certain projects for which there were minimal home sales.

       Net income decreased from approximately $2.3 million for the year ended September 30, 1995 to a loss of approximately $3.0 million for the year ended September 30, 1996, primarily as a result of the lower margins and impairment charge associated with the Harmony Lakes project.

  The Company

       Sales of homes and total revenues increased from approximately $13.5 million and $14.3 million, respectively, for the year ended September 30, 1995 to approximately $37.4 million and $37.8 million, respectively, for the year ended September 30, 1996, while the Company's equity in the earnings of the Weitzer Homebuilding Partnerships decreased from approximately $687,000 for the year ended September 30, 1995 to zero during the year ended September 30, 1996. These changes are attributed to the Partnership Acquisition. Accordingly, the results of operations for the Company for the 1996 fiscal year as compared to the prior fiscal year may not be meaningful, as described herein.

       Total expenses increased from approximately $14.2 million for the year ended September 30, 1995 to approximately $40.7 million for the year ended September 30, 1996. The increase is attributed primarily to the change in accounting for the investment in the Weitzer Homebuilding Partnerships resulting from the Partnership Acquisition. SG&A expenses increased from approximately $2.3 million for the year ended September 30, 1995 to approximately $4.8 million for the year ended September 30, 1996. The increase in SG&A expenses is also attributable to the change in accounting for the investment in the Weitzer Homebuilding Partnerships resulting from the Partnership Acquisition. Discontinued land acquisition costs of approximately $311,000 for the year ended September 30, 1995 reflect the write-off of costs incurred in connection with the proposed acquisition of the land for the Company's El Dorado project for which the agreement to acquire the land expired and was not able to be extended on terms satisfactory to the Company.

       The Company's net income for the year ended September 30, 1995 was approximately $69,000 compared to a net loss of $3.0 million for the year ended September 30, 1996.

  Comparison of the Years Ended September 30, 1995 and 1994
  ---------------------------------------------------------

  Weitzer Homebuilding Partnerships

       Revenues from home sales decreased from approximately $53.3 million for the year ended September 30, 1994 to approximately $37.7 million for the year ended September 30, 1995 as a result of a decrease in the volume of home sales. This change reflects a 27.3% decrease in the number of homes delivered (from 407 to 296) and 2.9% decrease in average selling price of homes delivered (from $131,008 to $127,260). The large volume of home sales for the year ended September 30, 1994 was primarily due to an unusually high level of backlog and an increased demand for new homes which resulted from the effects of Hurricane Andrew (which occurred in August 1992). The high level of backlog was caused by delays in the Weitzer Homebuilding Partnerships' ability to deliver homes as a result of shortages in, and increased costs of, labor and materials following Hurricane Andrew. The increased costs of labor and materials also increased the sales prices of the Weitzer Homebuilding Partnerships' homes. In addition, the lower volume of home sales for the year ended September 30, 1995 reflects (i) the completion of a number of homebuilding projects which were generating sales during the year ended September 30, 1994, (ii) unrelenting bad weather in the fourth quarter which delayed delivery of homes and home closings since prospective home buyers were unable to obtain homeowners insurance during such periods (See "Item 1 - Business Marketing and Sales") and (iii) the fact that the Company is in the early development stage of certain new projects such as Weitzer at Harmony Lakes, The Hammocks at River Glen and the future phases of Weitzer at Serena Lakes II and Serena Lakes Townhomes which did not generate significant home closings during fiscal 1995.

       Cost of homes sold decreased from approximately $45.7 million for the year ended September 30, 1994 to approximately $31.9 million for the year ended September 30, 1995, primarily as a result of the decrease in the volume of home sales. Cost of homes sold as a percentage of homes sales decreased from 85.7% for the year ended September 30, 1994 to 84.6% for the year ended September 30, 1995. The decrease was primarily attributable to lower overall land costs related to the homes being delivered during the 1995 period.

       SG&A expenses increased from approximately $3.4 million for the year ended September 30, 1994 to approximately $3.5 million for the year ended September 30, 1995. SG&A expenses as a percentage of total revenues increased from 6.3% for the year ended September 30, 1994 to 9.3% for the year ended September 30, 1995. The increase was primarily attributable to the decrease in the volume of home sales, combined with start-up selling expenses of approximately $395,000 for certain projects for which there were minimal or no home sales.

       Net income of the Weitzer Homebuilding Partnerships decreased 49.2% from approximately $4.5 million for the year ended September 30, 1994 to approximately $2.3 million for the year ended September 30, 1995, primarily as a result of the decrease in the volume of home sales.

  The Company

       Sales of homes and total revenues increased from approximately $1.0 million and $2.9 million, respectively, for the year ended September 30, 1994 to approximately $13.5 million and $14.3 million, respectively, for the year ended September 30, 1995, while the Company's equity in the earnings of the Weitzer Homebuilding Partnerships decreased from approximately $1.8 million for the year ended September 30, 1994 to $687,000 for the year ended September 30, 1995. These changes are attributed to the Partnership Acquisition. Sales of homes for the year ended September 30, 1994 consist of sales made by a wholly-owned subsidiary of the Company which was not affiliated with the Weitzer Homebuilding Partnerships. There were no comparable sales of this type for the year ended September 30, 1995.

       Total expenses increased from approximately $1.3 million for the year ended September 30, 1994 to approximately $14.2 million for the year ended September 30, 1995. The increase is attributed primarily to the change in accounting for the investment in the Weitzer Homebuilding Partnerships resulting from the Partnership Acquisition. For the year ended September 30, 1994, the Company had approximately $770,000 of costs of homes sold resulting from home sales made by a wholly-owned subsidiary of the Company which was not affiliated with the Weitzer Homebuilding Partnerships. There were no comparable costs of homes sold outside of the Weitzer Homebuilding Partnerships for the year ended September 30, 1995. SG&A expenses increased from approximately $275,000 for the year ended September 30, 1994 to approximately

  $2.3 million for the year ended September 30, 1995. The increase in SG&A expenses is attributable to the change in accounting for the investment in the Weitzer Homebuilding Partnerships resulting from the Partnership Acquisition and to costs associated with the Weitzer at Harmony Lakes and The Hammocks at River Glen projects. Discontinued land acquisition costs of approximately $311,000 for the year ended September 30, 1995 reflect the write-off of costs incurred in connection with the proposed acquisition of the land for the Company's El Dorado project for which the agreement to acquire the land expired and was not able to be extended on terms satisfactory to the Company.

       After giving effect to a pro forma provision for income taxes, the Company's pro forma net income for the year ended September 30, 1994 was approximately $967,000 compared to net income of $69,000 for the year ended September 30, 1995. Pro forma net income per share decreased from $.54 for the year ended September 30, 1994 to $.03 for the year ended September 30, 1995 as a result of the decrease in net income and the increase in the average number of common shares outstanding which resulted from the Company's initial public offering and the exercise of warrants issued in a private placement.

  Liquidity and Capital Resources

       General. The Company's financing needs depend upon its construction volume, asset turnover and land acquisitions. The Company's and the Weitzer Homebuilding Partnerships' most significant source of funds has been acquisition, development and revolving construction loans provided by financial institutions or other lenders and seller financing for land purchases. The Company will continue to seek outside financing for its future projects, including lender acquisition, development and construction loans, seller financing for land purchases, equity financing or debt financing. On April 26, 1995, the Company raised $8,579,000 of net proceeds from its initial public offering.

       Although the Company's Chairman of the Company's Board of Directors has personally guaranteed the existing bank borrowings and certain other indebtedness and obligations of the Company (including the Weitzer Homebuilding Partnerships), there can be no assurance he will continue to guarantee new borrowings or on what terms he would agree to guarantee new borrowings. Effective September 30, 1994, the Company entered into an indemnification agreement with Company's Chairman of the Company's Board of Directors pursuant to which the Company will indemnify him against any expenses or costs he incurs after such date, arising from the personal guaranty of any indebtedness of the Company, any of its subsidiaries or any Weitzer Homebuilding Partnership.

       The principal amount of the 10% Bonds, together with accrued and unpaid interest thereon, will become due and payable in full upon the receipt by the Company of at least $12.0 million of gross proceeds from the public or private sale of its equity securities (other than sales prior to October 7, 1994 or from the sale of units in the Private Placement). As of September 30, 1996, the Company will be required to repay the 10% Bonds upon any additional sales of equity securities in excess of approximately $815,000. While the 10% Bonds are outstanding, this prepayment obligation will materially adversely affect the Company's ability to finance its activities through the sale of equity securities.

       Annual dividends on the outstanding shares of Class A Common Stock if, when and as declared by the Board of Directors of the Company to the extent funds are legally available therefor, will be approximately $767,000. Dividends not paid will accumulate even though such dividends are not declared (See Dividend).

       At September 30, 1996, the Company had borrowings from banks and third parties aggregating approximately $28.1 million. Scheduled and estimated maturities of the Company's borrowings for the years ended September 30, 1997, 1998 and 1999 are expected to be approximately $2.4 million, $9.3 million and $13.2 million, respectively. The Company anticipates that it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from operations and construction financing.

       On June 30, 1995, the Company entered into a loan agreement with Residential Funding Corporation ("RFC"), for a revolving credit facility (the "RFC Credit Facility") of $25.0 million (which may be increased to $50.0 million by the mutual consent of the parties) to be used by the Company for the acquisition, development and construction of new residential projects. Each project to be funded under the RFC Credit Facility will be subject to RFC's approval in its sole discretion. The revolving credit loans will have a maturity of no greater than 36 months from the date of the initial project closing and bears interest at the prime rate plus 1.00% per annum. In addition, RFC will receive an annual 0.5% commitment fee on the total RFC Credit Facility and a fee of 1% to 2% of the gross sales price of each unit or lot sold for which funds have been advanced from the RFC Credit Facility. The RFC Credit Facility is collateralized by a first mortgage on all property for which funds have been disbursed from the RFC Credit Facility. Simultaneously with the closing of the RFC Credit Facility, RFC approved a borrowing of $7.1 million under the RFC Credit Facility to be used for the Weitzer at Deerfield Beach community. The acquisition, development and construction loans payable of Weitzer at Deerfield Beach, Inc. relate to the Company's acquisition, through a subsidiary in May 1995, of land in Deerfield Beach, Florida, where it is developing the Weitzer at Deerfield Beach community. As of September 30, 1996, approximately $3.0 million remained available for the Deerfield Beach community project. On January 24, 1996 the RFC Credit Facility was amended to include (a) a maximum $1,000,000 promissory note for funding a portion of the initial escrow requirements for the planed acquisition of land to be used for the Malibu Bay at Chapel Trail project and (b) a $1,000,000 working capital note. As of September 30, 1996 approximately $600,000 is available under the working capital note. On February 28, 1996, RFC approved a borrowing of $5.5 million under the RFC Credit Facility to be used for the Tesoro at Forest Lakes project. As of September 30, 1996, approximately $3.3 million remained available for the Tesoro at Forest Lakes project. On June 30, 1996, RFC approved a borrowing of $11.0 million under the RFC Credit Facility to be used for the Weitzer at Harmony Lakes project. As of September 30, 1996, approximately $5.5 million remained available for the Weitzer at Harmony Lakes project. In conjunction with the Weitzer at Harmony Lakes approval the overall RFC Credit Facility was increased to $25.6 million.

       The acquisition, development and construction loans payable of Weitzer Serena Lakes II, Inc. and Weitzer Serena Lakes Townhomes, Inc., wholly-owned subsidiaries of the Company, relate to the acquisition in August 1995, of land in Miami, Florida, where it is developing the

  Weitzer Serena Lakes II and Weitzer Serena Lakes Townhomes projects. This loan consists of (i) a revolving line of credit of $6.5 million to be used by such subsidiaries for the acquisition and development of the Weitzer at Serena Lakes II project and Serena Lakes Townhomes project (the "A&D Line of Credit"),(ii) a revolving line of credit of $5.0 million to be used by such subsidiaries for the construction of the Weitzer at Serena Lakes II project and Serena Lakes Townhomes project (the "Construction Line of Credit") and
  (iii) a promissory note for $300,000 which proceeds were used to purchase an adjoining parcel of land to the Weitzer at Serena Lakes II project. The revolving acquisition and development loan has a maturity of five years and bears interest at the prime rate plus 1.0% per annum, while the construction loan has a maturity of five years and bears interest at the prime rate plus 0.875% per annum. The promissory note matures on July 8, 1999 and bear interest at the prime rate plus 1.0% per annum. The lines of credit and promissory note are collateralized by a first mortgage on all properties for which funds have been disbursed. Both the Company and the Company's Chairman of the Board and his wife have guaranteed the obligations of the Company's subsidiaries under these loans. In addition, the Company will be required to maintain a 25% equity position in the projects for which the acquisition and development line of credit is to be used. At September 30, 1996, approximately $3.7 million remained available under the acquisition and development line of credit and $3.5 million remained available under the construction line of credit.

       Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether
  outright or through options.   The closing of the contemplated purchases are,
  in most cases, subject to a number of conditions, including the Company's completion of a satisfactory due diligence investigation and obtaining certain required regulatory approvals for development.

       The Company has options remaining to acquire the land for an aggregate of 284 additional lots for the Serena Lakes Townhomes community which are expected to be exercised pursuant to a takedown in January 1997. The purchase price to close on the acquisition of the land underlying such option is expected to be approximately $954,000, and will be funded along with the related development costs with the A&D Line of Credit.

       In June 1995, the Company entered into agreements to acquire land for 500 townhomes in the Chapel Trail area of Southwest Broward County and 251 townhomes in the Forest Lakes area of Southwest Dade County. The Chapel Trail property is expected to be purchased in two phases, and the aggregate purchase price will be $9 million. The Forest Lakes property is being purchased in three phases, and the aggregate purchase price will be $5.65 million.

       Debt Covenants. The RFC Credit Facility, the A&D Line of Credit and the Construction Line of Credit require the Company to maintain certain financial ratios. The Company was not in compliance with these covenants at September 30, 1996. The lenders have waived compliance with these covenants through fiscal 1997. If an event of default should occur under the bank loan agreements, the RFC Credit Facility, the A& D Line of Credit or the Construction Line of Credit, the applicable lender would have the immediate right to accelerate the affected loan(s) and foreclose on the assets collateralizing such loans and there is no assurance the Company would be able to repay or refinance such borrowings which would have a material adverse effect on the Company.

       Cash Flows. During the year ended September 30, 1996, the Company had $3.7 million of net cash used in operating activities, primarily as a result of the net loss from operations and a decrease in accounts payable and accrued liabilities. During that period, the Company had net cash provided by financing activities of $5.7 million, arising principally from the financing
  for the Weitzer at Forest Lakes and Deerfield projects.   During the year
  ended September 30, 1995, the Company had $17.0 million of net cash used in operating activities, primarily as a result of the purchase of the land for the Weitzer at Harmony Lakes project and the Hammocks at River Glen community project. During that period, the Company had net cash provided by financing activities of $21.8 million, arising principally from the financing for the Weitzer at Harmony Lakes project, the Hammocks at River Glen community project and the proceeds from the Company's initial public offering. Net cash provided by operating activities of the Weitzer Homebuilding Partnerships was approximately $16.2 million during fiscal 1994. Despite the increase in net cash from operating activities for fiscal 1994, cash decreased by approximately $366,000 during this period as the cash provided by operating activities was offset by net cash used in financing activities of approximately $16.3 million for the same period, primarily reflecting increased payments on acquisition, development and construction loans and distributions to partners.

  Variability of Operating Results; Factors Affecting Future Results of Operations and Liquidity

       The Company has experienced. and expects to continue to experience, significant variability in sales and net income as a result of, among other things, the stage of development of its projects, the timing of home closings, the cyclical nature of the homebuilding industry, changes in the costs of materials and labor, and the changes in prevailing interest rates and other economic factors. The Company's new sales contracts and home closings typically vary from period to period depending primarily on the stages of development of its projects. In the early stages of a project's development, the Company incurs significant start-up costs associated with, among other things, project design, land acquisition and development, zoning and permitting, construction and marketing expenses. Since revenues are recognized only upon the transfer of title at the closing of a sale of a home, there are no revenues during the early stages of a project. During the later stages of a project, however, costs are lower in relation to the revenues recognized. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that financial results may vary significantly from period to period. The Company's results of operations and liquidity could be affected by prevailing interest rates. Lower interest rates may result in increased demand for homes, increased sales, lower financing costs and lower costs of homes sold, while higher interest rates may result in lower demand form homes, lower sales, higher financing costs and higher costs of homes sold and, subsequently, reduced profitability. Although the Company has not experienced a sharp decline in the demand for its homes during recent periods in which interest rates have risen, further increases in interest rates could result in such a decline and have a material adverse effect on the Company's future results of operations and liquidity.

  Inflation

       The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and costs of labor and materials. The Company attempts to pass through to its homebuyers any increases in costs through increased selling prices and, for the past three fiscal years, inflation has not had a material adverse effect on the Company's results of operations. There is no assurance, however, that inflation will not have a material adverse impact on the Company's future results of operations.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO

           FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
  --------------------------------------------------------------------------

  Report of Independent Accountants........................................   31

  Consolidated Balance Sheets as of September 30, 1996 and 1995............   32

  Consolidated Statements of Operations for the Years Ended
  September 30, 1996, 1995 and 1994........................................   33

  Consolidated Statements of Changes in Shareholders' Equity for the
  Years Ended September 30, 1996, 1995 and 1994............................   34

  Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1996, 1995 and 1994........................................   35

  Notes to Consolidated Financial Statements...............................   36

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Weitzer Homebuilders Incorporated and Subsidiaries


We have audited the accompanying consolidated balance sheets of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


Coopers & Lybrand L.L.P.


/s/ Coopers & Lybrand L.L.P.


Miami, Florida
November 15, 1996, except for the last paragraph of
 Note 3 as to which the date is January 13, 1997

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995

                                                                             1996           1995
                                                                         ------------   ------------
ASSETS
Cash                                                                      $  1,521,799   $  1,622,882
Restricted escrow funds                                                      1,666,121      1,815,859
Advances for future projects                                                 1,945,277        280,290
Construction-in-progress                                                    31,505,383     30,167,295
Model furnishings, net of accumulated depreciation
  of $238,640 and $159,284, respectively                                       870,251        565,703
Deferred loan costs, net of accumulated amortization
  of $752,030 and $454,790, respectively                                       628,480        769,387
Goodwill, net of accumulated amortization of $40,552
  and $11,928, respectively                                                    388,821        417,445
Other assets                                                                 1,147,656      1,283,499
                                                                           -----------    -----------

                                                                          $ 39,673,788   $ 36,922,360
                                                                           ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Customer deposits                                                         $  1,666,121   $    965,659
Accounts payable and accrued liabilities                                     2,575,315      3,891,949
Acquisition, development and construction loans payable                     23,164,507     18,294,562
10% bonds payable, net of discount                                           3,371,650      3,155,450
5% debentures                                                                1,185,000        -
Notes and loans payable                                                        417,186        559,869
                                                                           -----------    -----------

                                                                            32,379,779     26,867,489
                                                                           -----------    -----------
Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    none issued and outstanding                                               -               -
  Class A common stock, $.01 par, 40,000,000 shares authorized,
    2,360,254 and 2,032,663 shares issued and outstanding,
    repectively                                                                 23,603         20,327
  Class B common stock, $.01 par, 1,500,000 shares authorized,
    issued and outstanding                                                      15,000         15,000
  Additional paid-in capital                                                10,330,950     10,133,042
  Accumulated deficit                                                       (3,075,544)      (113,498)
                                                                           -----------    -----------

                                                                             7,294,009     10,054,871
                                                                           -----------    -----------

                                                                          $ 39,673,788   $ 36,922,360
                                                                           ===========    ===========



                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                             1996                 1995                 1994
                                                        --------------      ---------------      --------------
Revenues:
  Sales of homes                                        $   37,391,780      $    13,450,684      $      998,849
  Equity in earnings of affiliated partnerships                 -                   686,711           1,847,738
  Interest income                                              149,459              130,664               7,055
  Other income                                                 231,858               63,967              -
                                                        --------------      ---------------      --------------
                                                            37,773,097           14,332,026           2,853,642
                                                        --------------      ---------------      --------------

Operating costs and expenses:
  Costs of homes sold                                       35,425,713           11,403,230             769,561
  Selling expenses                                           2,527,568            1,327,009              -
  General and administrative expenses                        2,234,404              922,637             275,062
  Depreciation and amortization                                449,368              197,942              -
  Discontinued land acquisitions                                32,254              310,686              -
  Interest expense                                              65,836               64,708              -
                                                        --------------      ---------------      --------------
                                                            40,735,143           14,226,212           1,044,623
                                                        --------------      ---------------      --------------

Income (loss) from operations                               (2,962,046)             105,814           1,809,019

  Write-off of merger costs                                     -                    -                  261,870
                                                        --------------      ---------------      --------------

Income (loss) before income taxes                           (2,962,046)             105,814           1,547,149

Income tax provision (benefit)                                  -                    37,000            (100,000)
                                                        --------------      ---------------      --------------

Net income (loss)                                       $   (2,962,046)     $        68,814      $    1,647,149
                                                        ==============      ===============      ==============

Pro forma data (unaudited):
  Income before income taxes as reported above                                                   $    1,547,149
  Charge in lieu of income taxes                                                                        580,552
                                                                                                 --------------

  Pro forma net income                                                                           $      966,597
                                                                                                 --------------
Earnings (loss) per share:
  Net income (loss) per common share                    $        (0.81)     $          0.03
                                                        ==============      ===============

  Pro forma net income per common share                                                          $         0.54
                                                                                                 ==============

  Weighted average number of common shares outstanding       3,649,204            2,277,950           1,801,300
                                                        ==============      ===============      ==============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                      Class A Common Stock               Class B Common Stock
                                                  -----------------------------     ------------------------------
                                                     Number                            Number
                                                    of shares           Amount        of shares            Amount
                                                  -------------        --------     --------------        --------
Balance October 1, 1993                                      -         $     -          $1,500,000        $ 15,000

Contributions                                                -               -                  -               -

Distributions                                                -               -                  -               -

Transfer of S-corporation undistributed earnings             -               -                  -               -

Net income                                                   -               -                  -               -
                                                    -----------        --------         ----------        --------

Balance September 30, 1994                                   -               -           1,500,000          15,000

Warrants issued in connection with
  private placement                                     432,663           4,327                 -               -

Issuance of common stock                              1,600,000          16,000                 -               -

Dividends - $0.08125 per share                               -               -                  -               -

Net income                                                   -               -                  -               -
                                                    -----------        --------         ----------        --------

Balance September 30, 1995                            2,032,663          20,327          1,500,000          15,000

Conversion of 5% debentures                             327,591           3,276                 -               -

Dividends - $0.24375 per share                               -               -                  -               -

Net loss                                                     -               -                  -               -
                                                    -----------        --------         ----------        --------

Balance September 30, 1996                          $ 2,360,254        $ 23,603         $1,500,000       $  15,000
                                                    ===========        ========         ==========        ========

                                                            Additional
                                                             Paid-in           Accumulated
                                                             Capital             Deficit           Total
                                                           ------------       -------------     -----------
Balance October 1, 1993                                    $ 1,466,536        $   (274,497)     $ 1,207,039

Contributions                                                   10,385                  -            10,385

Distributions                                                 (800,313)         (1,210,308)      (2,010,621)

Transfer of S-corporation undistributed earnings               344,656            (344,656)               -

Net income                                                          -            1,647,149        1,647,149
                                                           ------------       -------------       ----------

Balance September 30, 1994                                   1,021,264            (182,312)         853,852

Warrants issued in connection with
  private placement                                            714,344                  -           718,671

Issuance of common stock                                     8,562,588                  -         8,578,588

Dividends - $0.08125 per share                                (165,154)                 -          (165,154)

Net income                                                                          68,814           68,814
                                                           ------------       -------------      -----------

Balance September 30, 1995                                  10,133,042            (113,498)      10,054,871

Conversion of 5% debentures                                    693,370                  -           696,646

Dividends - $0.24375 per share                                (495,462)                 -          (495,452)

Net loss                                                            -           (2,962,046)      (2,962,046)
                                                           ------------       -------------      -----------

Balance September 30, 1996                                 $10,330,950        $ (3,075,544)      $7,294,009
                                                           ============       =============      ===========

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                         1996              1995                1994
                                                                     ------------      -------------      -------------
Cash flows from operating activities:
  Net income (loss)                                                 $  (2,962,046)    $       68,814     $   1,647,149
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Equity in earnings of affiliated
      partnerships                                                              -           (686,711)        (1,847,738)
    Current distribution of income from
      partnerships                                                              -             42,614          1,162,664
    Depreciation, amortization and other non-cash charges                 607,747            197,942                  -
    Write-off of merger costs                                                   -                  -            261,870
    Deferred income taxes                                                       -             37,000           (100,000)
    Changes in assets and liabilities, net of acquisition:
      Restricted escrow funds                                             149,738           (931,187)                 -
      Construction-in-progress                                           (888,720)       (17,688,606)           289,265
      Other assets                                                         51,242           (783,673)            (3,735)
      Customer deposits                                                   700,462             80,987           (536,778)
      Accounts payable and accrued liabilities                         (1,316,634)         2,694,734            149,111
        Net cash provided by (used in)                               ------------      -------------      -------------
        operating activities
                                                                       (3,658,211)       (16,968,086)         1,021,808
                                                                     ------------      -------------      -------------

Cash flows from investing activities:
  Distributions from affiliated partnerships                                    -                  -            854,762
  Contributions to affiliated partnerships                                      -                  -            (72,783)
  Purchase of affiliated partnerships, net of cash acquired                     -         (4,056,370)                 -
  Purchase of model furnishings                                          (461,254)          (362,031)                 -
  Advances for future projects                                         (1,664,987)         1,118,619           (684,480)
                                                                     ------------      -------------      -------------
        Net cash provided by (used in)
          investing activities                                         (2,126,241)        (3,299,782)            97,499
                                                                     ------------      -------------      -------------

Cash flows from financing activities:
  Loan from shareholder                                                         -             70,000            570,219
  Acquisition, development and construction loan borrowings            39,433,675         14,136,364                  -
  Payments on acquisition, development and construction loans         (34,563,730)        (3,582,984)                 -
  Payment of loan from shareholder                                              -           (640,219)                 -
  Capital contributions by shareholder                                          -                  -             10,385
  Note payable borrowings                                                  58,976            619,500            500,000
  Payments on notes payable                                              (201,659)          (634,215)                 -
  10% bonds payable borrowing                                                   -          3,750,000                  -
  Loan, deferred registration and
    terminated merger costs                                              (291,882)          (159,002)          (540,786)
  Proceeds from 5% debentures                                           1,743,451                  -                  -
  Proceeds from issuance of common stock and warrants,
    net of issuance costs                                                       -          8,443,243                  -
  Dividends and distributions to shareholders                            (495,462)          (165,154)        (2,010,621)
                                                                     ------------      -------------      -------------
        Net cash provided by (used in)
          financing activities                                          5,683,369         21,837,533         (1,470,803)
                                                                     ------------      -------------      -------------

Net increase (decrease) in cash                                          (101,083)         1,569,665           (351,496)

Cash, beginning of period                                               1,622,882             53,217            404,713
                                                                     ------------      -------------      -------------

Cash, end of period                                                 $   1,521,799     $    1,622,882     $       53,217
                                                                     ============      =============      =============
Cash paid during the period for interest, net of
  amounts capitalized                                               $     103,336     $       27,208     $            -
                                                                     ============      =============      =============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Weitzer Homebuilders Incorporated (the "Company") was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly-owned subsidiaries, in the design, construction and sale of moderately-priced single-family residences and townhouses in Dade and Broward counties in Southeast Florida.
     On September 30, 1994, the Company acquired all the outstanding shares of certain entities in exchange (the "Weitzer Entities Exchange") for issuing
Class B Common Stock to the Company's Chairman of the Board. This transaction was treated as a combination of entities under common control, and was accounted for similar to a pooling of interests. These entities served as general partners of partnerships (the "Weitzer Homebuilding Partnerships") which were engaged in the above mentioned homebuilding activities.
     On May 3, 1995, the Company acquired the remaining partner interests in the Weitzer Homebuilding Partnerships from affiliates of an unrelated entity (the "Financial Partner") which previously provided funding for real estate acquisition, development and construction. The purchase of these interests was accounted for by the Company under the purchase method of accounting for business combinations. Accordingly, the results of operations of the Weitzer Homebuilding Partnerships have been included in the Company's consolidated financial statements since the date of this acquisition.

     The following is a summary of the Company's significant accounting policies:

Consolidation
     The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Prior to May 3, 1995 the Company used the equity method of accounting for its significant investments in the Weitzer Homebuilding Partnerships. Under this method, the Company's initial investment was recorded at cost, and adjusted by its share of each partnerships operating results.

Accounting Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Revenue Recognition
     Sales of homes and all related costs are recognized as revenue and costs of homes sold, respectively, when title is transferred at closing.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash, Restricted Escrow Funds and Customer Deposits
     The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's restricted escrow funds are comprised of customer deposits. Contracts with customers generally require deposits of 5-10% of the purchase price of the property before construction commences.

Construction-in-Progress
     Construction-in-progress is stated at the lower of cost or estimated net realizable value and consists of land and land development costs, direct construction costs, and other costs. Land and land development costs are allocated to housing units based on their relative sales values. Direct construction costs are assigned to housing units based on specific identification. All other costs are allocated to housing units based on a pro rata basis. The Company capitalizes interest, real estate taxes and similar development costs incurred during the development and construction period. Interest capitalized during fiscal 1996, 1995 and 1994 amounted to $2,020,985, $1,554,633 and $0, respectively.
     The Company periodically evaluates the carrying value of individual real estate projects based on estimated fair value less costs to complete and sell. During the forth quarter of fiscal 1996, the Company recorded an impairment loss of $1,050,000.

Model Furnishings
     Model furnishings are stated at cost. Depreciation is being provided on the declining-balance and straight-line methods over the estimated useful lives of the furnishings.

Advances for Future Projects
     Advances for future projects represent deposits made by the Company on contracts to purchase land for future development which may be refundable under certain circumstances.

Deferred Loan Costs
     Costs incurred in connection with the issuance of bonds and other borrowings of the Company are deferred, and amortized over the term of the related debt.

Goodwill
     The acquisition of the interests of the affiliates of the Financial Partner of the Weitzer Homebuilding Partnerships (the "Financial Partner Interests") resulted in a purchase price in excess of the fair value of net assets acquired in the amount of $429,373. Such amount is reflected in the accompanying balance sheet at September 30, 1996, net of accumulated amortization. The amount is being amortized on a straight-line basis over 7 years prospectively. The realizabilty of goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Such evaluation is based on various analyses including cash flow and profitability projections of the Company's various development projects. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FININCIAL STATEMENTS

Fair Value of Financial Instruments
     The carrying amounts of the Company's borrowings under its acquisition, development and construction loans payable approximate fair value due to the short term nature of the borrowings or their adjustable rates fixed to market conditions. The 5% debentures approximate fair value based on comparison with market values established on settlement of the obligation within three months subsequent to September 30, 1996. The Company has not evaluated the carrying amount of the 10% bonds due to the difficulty in establishing a fair market value for the instrument and excessive costs involved in developing a model valuation of obtaining and independent valuation.

Warranties
     The Company provides an accrual for future warranty costs based upon the Company's past experience of the amount of claims actually made.

Income Taxes
     Deferred tax assets and liabilities are recorded based on the differences between financial statement and income tax bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which these differences are expected to reverse. The Company establishes valuation allowances against its deferred tax asset accounts, when necessary, to more accurately reflect tax benefits that are expected to be realized by the Company in the future.

Earnings Per Share
     Net income and pro forma net income per share are based on the weighted average number of shares of Common Stock outstanding during each year, after giving effect to stock splits and warrants. Pro forma net income and pro forma net income per share amounts assume that the Company was subject to federal income taxes and taxed as a C-corporation at the effective tax rates in existence for the periods.

NOTE 2 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress consists of the following at September 30, 1996 and 1995:

                                                1996           1995
                                            -----------    -----------
Land and land development                  $ 21,193,750   $ 21,259,277
Direct construction costs                     6,230,021      6,262,260
Construction period interest, property
 taxes, overhead and other                    4,081,612      2,645,758
                                            -----------    -----------
                                           $ 31,505,383   $ 30,167,295
                                            ===========    ===========

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       NOTE 3 - ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS PAYABLE

     Acquisition, development and construction loans payable consist of loans of the following subsidiaries at September 30, 1996 and 1995:

                                                         1996           1995
                                                     -----------    -----------
  Weitzer Homebuilding Partnerships                 $    780,217   $  4,380,264

  Weitzer Serena Lakes Homes II, Inc. and Weitzer
   Serena Lakes Townhomes, Inc.                        4,591,955      2,902,930

  Weitzer at Harmony Lakes, Inc.                      10,073,326      9,413,606

  Weitzer at Deerfield Beach, Inc.                     4,111,916      1,597,762

  Weitzer at Forest Lakes, Inc.                        2,207,093         -

  Weitzer Homebuilders Incorporated                    1,400,000         -
                                                     -----------    -----------
                                                    $ 23,164,507   $ 18,294,562
                                                     ===========    ===========

     The Company has entered into a loan agreement with Residential Funding Corporation ("RFC") for a revolving credit facility (the "RFC Credit Facility") of $25.6 million (which may be increased to $50.0 million by the mutual consent of the parties) to be used for the acquisition, development and construction of new residential projects. RFC has approved the following borrowings: (i) Weitzer at Harmony Lakes, Inc. - $11.0 million, (ii) Weitzer at Deerfield Beach, Inc. - $7.1 million, (iii) Weitzer at Forest Lakes, Inc. - $5.5 million and (iv) Weitzer Homebuilders Incorporated - $2.0 million. Each borrowing under the RFC facility has a maturity of no greater than 36 months from the date of initial project closing and bears interest at the prime rate plus 1.0%. RFC also receives a fee of 1.0% to 2.0% of the gross sales price of each unit or lot sold financed through the RFC Credit Facility. The RFC Credit Facility is collateralized by a first mortgage on all property for which funds have been disbursed from the RFC Credit Facility. Under the terms of the RFC Credit Facility, the Company may not declare or pay any dividend or make any other distribution on any shares of capital stock of the Company (other than for dividends on Class A Common Stock and Class B Common Stock as discussed in Note
10) in an amount which exceeds 50% of the previous fiscal year's audited pretax profits.

     Weitzer Homebuilding Partnerships. These loans require mandatory repayments of principal from the net proceeds from the sales of homes and mature from October 1996 to March 1997. Interest rates range from 1.0% to 1.5% over the prime rate (9.25% to 9.75% as of September 30, 1996) and interest is payable monthly. These loans are collateralized by substantially all of the assets of the respective development and are guaranteed by the Company's Chairman of the Board.

     Weitzer Serena Lakes Homes II, Inc. and Weitzer Serena Lakes Townhomess, Inc. Consists of (i) a $6.5 million line of credit for land acquisition and development which matures August, 2000 and bears interest at the prime rate plus 1.0%, (ii) a $5.0 million line of credit for

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construction which matures August, 2000 and bears interest at the prime rate plus 0.875% and (iii) a $300,000 promissory note for miscellaneous land acquisition which matures July, 1999 and bears interest at the prime rate plus 1.0%. As of September 30, 1996, approximately $3.7 million and $3.5 million was available under the lines of credit for land acquisition and development and construction, respectively. These loans are collateralized by a first mortgage on all properties for which funds have been disbursed and are guaranteed by the Company and the Company's Chairman of the Board.

     Weitzer at Harmony Lakes, Inc. Consists of (i) a $12.6 million revolving mortage note for the financing of developed lots and unit construction which matures October, 1998 and bears interest at the prime rate plus 1.5% and (ii) a $11.0 million borrowing under the RFC Credit Facility for debt refinancing which matures June 1999. As of September 30, 1996, approximately $8.0 million and $5.5 million was available under the revolving mortgage note and revolving facility, respectively. The revolving mortgage note is collateralized by a first mortgage on all properties for which funds have been disbursed and is guaranteed by the Company. The Weitzer at Harmony Lakes, Inc. revolving mortgage note requires the Company to maintain a minimum tangible net worth. The Company was not in compliance with this covenants at September 30, 1996; however, on January 13, 1997 the lender has modified the covenant so that the Company was in compliance at September 30, 1996 and expects to be in compliance through October 1, 1997.

     The 1995 debt amount represents a loan payable to a company affiliated with a director of the Company which was scheduled to mature April 1998. This loan was repaid with a portion of the proceeds from the $11.0 million borrowing under the RFC Credit Facility.

     Weitzer at Deerfield Beach, Inc. Represents a $7.1 million borrowing under the RFC Credit Facility of which $3.0 million is available as of September 30, 1996. This borrowing matures June 1998.

     Weitzer at Forest Lakes, Inc. Represents a $5.5 million borrowing under the RFC Credit Facility of which $3.3 million is available as of September 30, 1996. This borrowing matures February 1999.

     Weitzer Homebuilders Incorporated. Consists of (i) a $1.0 million borrowing under the RFC Credit Facility for land acquisition which matures January 1997 and (ii) a $1.0 million working capital note under the RFC Credit Facility of which approximately $600,000 is available as of September 30, 1996. The working capital note is required to be maintained at a zero balance for a five day period on a semi-annual basis.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following are the scheduled maturities of acquisition, development and construction loans payable as of September 30, 1996:

                         1997       $       2,180,217

                         1998               4,111,916

                         1999              12,580,419

                         2000               4,291,955
                                      ----------------
                                    $      23,164,507
                                      ================

     Debt Covenants. The RFC Credit Facility requires the Company to maintain a minimum tangible net worth. The Company was not in compliance with this covenant at September 30, 1996; however, on January 13, 1997 the lender waived the non-compliance at September 30, 1996 and modified the covenant so that the Company expects to be in compliance through December 30, 1997. The Weitzer Serena Lakes loans require the Company to maintain minimum tangible net worth levels and earning ratios. The Company was not in compliance with these covenants at September 30, 1996; however, On January 13, 1997 the lender has waived compliance as of September 30, 1996 and modified the covenant so that the Company expects to be in compliance through October 1, 1997. The Weitzer at Harmony Lakes, Inc. revolving mortgage note requires the Company to maintain a minimum tangible net worth. The Company was not in compliance with this covenants at September 30, 1996; however, on January 13, 1997 the lender has modified the covenant so that the Company was in compliance at September 30, 1996 and expects to be in compliance through October 1, 1997.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following at September 30, 1996 and 1995:

                                              1996        1995
                                            --------    --------
Note payable to bank, bearing interest
at prime rate plus 1%, principal
payments of $4,000 due monthly with
interest through January 2000,
personally guaranteed by the Company's
Chairman of the Board of Directors         $  160,000  $  208,000

Finance agreement payable for
insurance, bearing interest at 9.24%,
principal and interest payment of
$7,907 through January 1996 and $6,032
through April 1996                             -           41,817

Note payable to bank, bearing interest
at 8.5%, principal and interest
payments of $1,673 due monthly through
June 1998, collateralized by certain
office equipment                               33,305      49,785

Note payable to bank, bearing interest
at 8.0%, principal and interest
payments of $823 due monthly through
April 2000, collateralized by a vehicle        29,367     -

Capital lease payable with interest
imputed at 13.44%, payment of $8,857
due monthly through August 1998 with a
balloon payment of $29,024 due
September 1998, collateralized by
certain model furnishings                     180,430     260,267

Capital lease payable with interest
imputed at 10.00%, payment of $908 due
monthly through September 1998,
collateralized by certain field
equipment                                      14,084     -
                                            =========   =========
                                           $  417,186  $  559,869
                                            =========   =========

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following are the scheduled maturities of notes and loans payable as of September 30, 1996:

                          1997        $         170,793
                          1998                  170,948
                          1999                   57,153
                          2000                   18,292
                                       ----------------
                                      $         417,186
                                       ================

NOTE 5 - 10% BONDS PAYABLE

     Bonds payable, net of discount, consists of the following at September 30, 1996 and 1995:

                                                1996          1995
                                           -------------  -------------
10% bonds with a scheduled maturity in
 June 1998; interest due quarterly           $3,750,000     $3,750,000
Original issue discount                        (378,350)      (594,550)
                                           -------------  -------------
                                             $3,371,650     $3,155,450
                                           =============  =============

     On October 7, 1994, the Company completed a private placement of 75 Units at $50,000 per Unit ( the "Private Placement"). Each Unit consisted of (i) a 10% bond due June 30, 1998 in the principal amount of $50,000, and (ii) a warrant, exercisable at a price of $.10 per share, to purchase such number of shares of common stock of the Company as shall equal $37,500 in value. The Company received net proceeds of $3,105,600 ($3,750,000 gross proceeds less $644,400 of issuance costs) which were allocated, based on relative fair value, to the bonds and the warrants in the amount of $2,939,250 and $810,750, respectively. The original issue discount is being amortized over the term of the bonds and serves to create an effective interest rate of 17.8%. The net proceeds were used by Weitzer at Harmony Lakes, Inc., a subsidiary of the Company, to purchase and develop the real property for the Weitzer at Harmony Lakes residential community. The bonds are collateralized by the issued and outstanding capital stock of Weitzer at Harmony Lakes, Inc.
     The principal amount of the bonds are due and payable in full upon the receipt by the Company of at least $12,000,000 of gross proceeds from a public or private sale of equity securities. As of September 30, 1996, the Company will be required to repay the bonds upon additional sales of equity securities in excess of approximately $815,000.
     The warrants issued in the Private Placement became exercisable in April 26, 1995 following the Company's initial public offering. These warrants were exercised on July 21, 1995 and 432,663 shares of Class A Common Stock were issued by the Company on such date.
     Under the terms of the bonds, the Company may not declare or pay any dividend or make any other distribution on any equity securities of the Company (except dividends or distributions payable in equity securities of the Company), if, upon giving effect to such

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividend or distribution, the net worth of the Company would be reduced to less than an amount equal to 120% of the remaining indebtedness outstanding under the bonds.

NOTE 6 - 5% DEBENTURES

     During fiscal 1996, the Company issued a total of $1,970,000, 5%, two year redeemable convertible debenture ("Debentures") resulting in net proceeds of $1,743,000. The Debentures were convertible, commencing 45 days after issuance, into shares of Class A Common Stock of the Company at the lesser of 10% below the average closing bid price of the Class A Common Stock for the five days immediately preceding the date of issuance or 21% below the average closing bid price of the Class A Common Stock for the five business days immediately preceding the date of conversion and are redeemable under certain circumstances. As of September 30, 1996, the Company has converted a total of $785,000 of the Debentures into 327,591 shares of the Company's Class A Common Stock. In August 1996, the Company notified outstanding Debenture holders that any and all conversions into shares of the Company's Class A Common Stock have been suspended indefinitely. As a result, two of the debenture holders brought suit against the Company. Subsequent to September 30, 1996, the Company has redeemed $900,000 of outstanding debentures for $1,010,000, including accrued interest. Part of the payment was in settlement of the lawsuit previously discussed. As of December 16, 1996, no further litigation has commenced by the remaining debenture holder. During the fourth quarter of fiscal 1996, the Company recorded a charge of $150,000 for the settlement of these debenture matters.


NOTE 7 - INCOME TAXES

     No income tax expense or benefit was recorded in fiscal 1996. The Company recorded deferred income tax expense (benefit) of $37,000 and $(100,000) in fiscal 1995 and 1994, respectively.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net deferred taxes consist of the following components as of September 30, 1996 and 1995:

                                              1996              1995
                                              ----              ----
Deferred tax assets:
  Loss carryforwards                          $738,000           $63,000
  Accrued expenses                              56,000
  Non-deductible writedown of assets           395,000
  Non-deductible contributions                   4,400
  Less: valuation allowance                ($1,130,400)
                                        ----------------   ---------------
                                                63,000            63,000
                                        ----------------   ---------------
Deferred tax liabilities
                                        ----------------   ---------------
Net deferred tax asset (included in
 other assets)                                  63,000            63,000
                                        ================   ===============

     Reconciliation of the differences between income taxes (benefit) computed at federal statutory tax rates and the Company's recorded provision (benefit) for income taxes are as follows:

                                           1996      1995      1994
                                           ----      ----      ----
Expected tax benefit at Federal
 statutory rate                           (34.0)%    34.0%   (34.0)%
State income tax (benefit), net            (3.6)%     3.6%    (3.6)%
Surtax exemption                                     (2.6)%
Valuation allowance                        37.6%
                                         --------  --------  -------
                                            0.0%     35.0%   (37.6)%
                                         ========  ========  =======

     As of September 30, 1996, the Company had net operating losses of $1,960,000 which have been offset by a valuation allowance. These carryforwards will expire through the year 2011.
     During the year ended September 30, 1996, the Company recorded a valuation allowance of $1,130,400 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. SFAS No. 109 requires a valuation allowance be recorded against tax assets which are not likely to be realized. Based upon past performance and the uncertain nature of their ultimate realization, the Company established a valuation allowance against these carryforward items and will be recognizing the benefits only as reassessment demonstrates they are realizable.

NOTE 8 - BENEFIT PLANS

     In June 1994, a Performance Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors and approved by its sole shareholder. Pursuant to the Incentive Plan stock options, stock appreciation rights ("SARs"), and restricted stock may be granted to eligible persons. The Incentive Plan provides that, at any given time, the maximum number of shares of common stock with respect to which stock options or SARs may be granted or which

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may be issued pursuant to restricted stock awards will be 125,000. At September 30, 1996, no stock options, SARs or restricted stock awards have been granted pursuant to the Incentive Plan.
     In March 1995, the Company granted to the Company's Chairman of the Board of Directors options to purchase 150,000 shares of Class A Common Stock exercisable at $7.80 per share for a period of four years commencing April 26, 1996.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INVESTMENTS IN AFFILIATED PARTNERSHIPS

     The following table presents summarized combined financial information for the Weitzer Homebuilding Partnerships for the periods from October 1, 1994 through May 3, 1995 and for the year ended September 30, 1994.

                                    October 1,        Year Ended
                                   1994 through      September 30,
                                   May 3, 1995           1994
                                  --------------    --------------
Revenues                         $    3,395,996    $   53,662,146

Costs of homes sold                  (2,852,187)      (45,710,767)

Selling and other expenses             (402,564)       (3,497,209)
                                  --------------    --------------
Net income                       $      141,245    $    4,454,170
                                  ==============    ==============

     In accordance with the partnership agreements, the income for each of the Weitzer Homebuilding Partnerships was allocated to the general partners first to provide a 10% preferred return on invested capital (which was principally contributed by the Financial Partner) with the balance of the income shared equally; all losses were shared equally.


NOTE 10- REVERSE STOCK SPLITS; INITIAL PUBLIC OFFERING, PURCHASE OF FINANCIAL PARTNER'S INTERESTS, AND WARRANTS

     On December 28, 1994, the Company effected a 1 for 2.16922 reverse stock split. On March 23, 1995, the Company effected a 1 for 1.383333 reverse stock split. All shares and share amounts have been restated to reflect the December 28, 1994 and March 23, 1995 stock splits.
     On April 11, 1995, the Company's Articles of Incorporation were amended to create two classes of common stock, $.01 par value - Class A Common Stock and Class B Common Stock. The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share.
     Prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of common stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.323 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. In August 1996, the Company elected to forego the regularly scheduled cash dividend payment on its outstanding shares of Class A Common Stock. Cash dividends on the Class A Common Stock are cumulative, and accordingly, the amount of such dividends accrues for the benefit of the Company's shareholders. As of September 30, 1996, dividends in arrears amounted to $191,771.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On April 26, 1995, The Company completed its initial public offering of 1,600,000 shares of Class A Common Stock at a price of $6.50 per share. The Company realized $8,578,588 of net proceeds from the offering and used $6,537,711 to acquire the Financial Partner's interests in the Weitzer Homebuilding Partnerships.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited consolidated pro forma financial information for the year ended September 30, 1995 gives effect to the purchase of the Financial Partner's interests in the Weitzer Homebuilding Partnerships with the net proceeds of the Company's initial public offering of Class A Common Stock as if the transactions had occurred on October 1, 1994:


Revenues                                   $ 37,924,941
Costs of homes sold                          31,891,433
Selling and other expenses                    4,844,151
                                            -----------
Income before income taxes                    1,189,357
Provision for income taxes and charge
 in lieu of income taxes                        416,241
                                            -----------
Net income                                 $    773,116
                                            ===========
Net income per share                       $       0.24
                                            ===========
Weighted average number of shares             3,186,940
                                            ===========

     In connection with its initial public offering, the Company sold to certain lead underwriters , for nominal consideration, warrants to purchase from the Company 160,000 shares of Class A Common Stock. The warrants are exercisable at a price of $7.80 per share of Class A Common Stock through April 26, 2000. The warrants also provide for adjustment in the number of shares of Class A Common Stock issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Class A Common Stock. The warrants grant to the holders thereof certain rights of registration for the securities issuable upon the exercise of the warrants.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Performance Bonds

     In accordance with certain governmental requirements, the Company have caused performance bonds and letters of credit aggregating $1,568,000, to be issued for certain of the projects to provide for the completion of required improvements as of September 30, 1996.

Litigation

     The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 12 - RISKS AND UNCERTAINTIES

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land and construction costs. In addition, higher mortgage interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers. Inflation also increases the Company's interest costs and costs of labor and materials. The Company attempts to pass through to its customers any increases in its costs through increased selling prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operation.
     The Company's operations are interest rate sensitive. Overall housing demand is adversely affected by increase in interest costs. If mortgage interest rate increase significantly, this may negatively impact the ability of a homebuyer to secure adequate financing. Such results of higher interest rates may result in adversely affecting the Company's revenues, gross margins and net income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information regarding the Company's directors and executive officers is included in Part I under "Directors and Executive Officers of the Registrant."

  The Board of Directors of the Company held four meetings during its fiscal year ended September 30, 1996 and each director attended such meeting of the Board. The Board has an Audit Committee and Compensation Committee.

  The Audit Committee consists of Messrs. Hellring and Rose. The Audit Committee oversees the procedures, scope and results of the annual audit and reviews the services provided by the Company's independent public accountants.

  The Compensation Committee consists of Messrs. Hellring, Rose and Ambrosio, none of whom are presently or formerly employees of the Company. The Compensation Committee administers the Company's executive officers not fixed by contract.

  Directors who are not employees and who do not otherwise receive compensation from the Company are entitled to $2,000 per Board meeting attended in addition to the reimbursement of reasonable expenses incurred in attending meetings. Directors who are officers or employees of the Company receive no additional compensation for service as directors, other than reimbursement of reasonable expenses incurred in attending meetings. During the fiscal year ended September 30, 1996, the Company made no other payments to directors with respect to participation on Board committees or with respect to special assignments.


ITEM 11.   EXECUTIVE COMPENSATION

  The following table sets forth certain summary information concerning all cash and noncash compensation paid or accrued for services rendered to the Company during the fiscal years ended September 30, 1995 and 1996 to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers. All executive officers of the Company are currently employees of an employee leasing company named National Business Solutions, Inc., which has had an Agreement for Services with Weitzer Services Inc., a subsidiary of the Company.

Summary Compensation Table

                                                                                         Long Term
                                            Annual Compensation                          Compensation
---------------------------------------------------------------------------------------------------------------------------------
                                Fiscal                                 Other Annual                             All Other
Name and Principal Position      Year       Salary ($)  Bonus ($)     Compensation($)    Option Award (#)   Compensation ($)(1)
---------------------------      ----       ----------  ---------     ---------------    ----------------   -------------------
----------------------------------------------------------------------------------------------------------------------------------
Harry Weitzer
Chairman of the Board and        1996        295,000      ---              ---                 ---                  ---
Chief Executive Officer          1995        236,667      ---              ---                 ---                  ---
-----------------------------------------------------------------------------------------------------------------------------------
Estelle Burnside                 1996         96,539      ---              ---                 ---                  ---
Executive Vice President         1995         89,333      ---              ---                 ---                  ---
-----------------------------------------------------------------------------------------------------------------------------------
James Rosewater                  1996         94,800      ---              ---                 ---                  ---
Vice President-Marketing         1995         23,000      ---              ---                 ---                  ---
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

   (1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officers. The aggregate amount of such compensation for the named executive officer did not exceed 10% of the total annual salary and bonus of such executive officer and, accordingly, has been omitted from the table as permitted by the rules of the Securities and Exchange Commission.

Options Grants in Last Fiscal Year

  None

Aggregated Fiscal Year-End Option Value Table

--------------------------------------------------------------------------------
                                                    Value of Unexercisable
               Number of Unexercised Options        In-the-Money Options at
Name            at September 30, 1996(#)            September 30, 1996($)(1)
--------------------------------------------------------------------------------
               Exercisable     Unexercisable        Exercisable    Unexercisable
--------------------------------------------------------------------------------
Harry Weitzer      ---            150,000               ---            ---
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(1) The closing price for the Class A Common Stock as reported by the Nasdaq National Market System on September 30, 1996 was $1.75, which is less than the option exercise price at 1996 fiscal year end.

    Effective as of November 1, 1995, the Company entered into a five-year employment agreement (the "Employment Agreement") with Harry Weitzer, its Chairman, President and Chief Executive Officer, whereby he agreed to devote substantially all of his business time to the affairs of the Company. The Employment Agreement provides for a salary of $300,000, with annual cost of living adjustments.

In addition, the Employment Agreement provides for bonuses, reimbursement of business expenses, provision of an automobile, health insurance and related benefits. The Employment Agreement provides that if Mr. Weitzer is terminated other than for "cause" (which is defined as gross negligence in the performance of his duties, fraud, embezzlement or breach of trust), dissolution of the Company or his death, he will be entitled to receive the scheduled compensation for the full remaining term of the Employment Agreement. Any bonuses or other forms of compensation that Mr. Weitzer may receive in the future fiscal years will be determined by the Compensation Committee of the Board of Directors based on criteria established by the Committee.

Compensation Committee Report on Executive Compensation

   The Company's executive compensation for the fiscal year ended September 30, 1996 consisted of three primary components: base salary, bonus and grants of stock options. Fiscal 1996 salary and bonus for the Company's executive officers was determined and approved by the Company's Board of Directors prior to the establishment of the Compensation Committee in June 1995 and the consummation of the Company's initial public offering in April 1995. At the time that such compensation was determined, Harry Weitzer was the sole member of the Board of Directors.

   The components of the Company's Executive Compensation (salary, bonus and stock options) are designed to facilitate fulfillment of the compensation objectives of the Company's Board of Directors and Compensation Committee, which objectives include (i) attracting and retaining competent management, (ii) rewarding management for short and long term accomplishments, (iii) aligning the interests of management with those of the Company's shareholders, and (iv) relating management compensation to the achievement of Company goals and the Company's performance.

   The Board's determination of fiscal 1996 salary and bonus for the Company's executive officers (other than Harry Weitzer) was made after reviewing and considering a number of factors, including job responsibility, level of performance, achievement of Company goals, Company performance, compensation levels at competitive companies and the Company's historical compensation levels. Although Company performance was one of the factors considered, the Board's compensation decisions were based upon an overall review of the relevant factors and compensation was not tied to Company performance by any specific relationship or formula.

   The determination of fiscal 1996 salary, bonus and stock options for Harry Weitzer, the Chairman of the Board, President and Chief Executive Officer of the Company, was based upon an employment agreement and a stock option agreement between the Company and Mr. Weitzer. In negotiating the employment agreement, the Company analyzed the compensation of chief executive officers of public companies within the home building industry and public companies similar in size to the Company. There was no specific relationship or formula by which Mr. Weitzer's compensation was tied to Company performance. Mr. Weitzer received options to purchase 150,000 shares of Class A Common Stock exercisable at $7.80 per share (based on an initial public offering price of $6.50 per share) for a period of four years commencing April 20, 1996. These options were awarded in recognition of Mr. Weitzer's efforts in furthering the Company's growth, including completing the Company's initial public offering and acquiring the affiliated partner's interests in the Weitzer Homebuilding Partnerships.

   To further the implementation of its compensation philosophy, the Board of Directors adopted a stock option plan which is named the Performance Incentive Plan in June 1994. During fiscal 1996, no awards were granted pursuant to the Performance Incentive Plan.

   In June 1995, the Company established a Compensation Committee. The function of the Compensation Committee is to determine the compensation of the Company's executive officers, including bonuses, and to administer the Company's Performance Incentive Plan.

Performance Graph

   The graph below compares the cumulative total returns, including the reinvestment of dividends, of the Class A Common Stock with the companies in the Nasdaq Stock Market (U.S.) Index and with seven peer group companies which include: Borror Corp., Engle Homes, Inc., Oriole Homes Corp., Rottlund Homes, Inc., Sundance Homes, Inc., Washington Homes, Inc., and Zaring Homes, Inc. (the "Peer Group"). The Peer Group consists of homebuilders who either (i) concentrate their operations primarily within one geographical area of the country and have a market capitalization of less than $50 million, or (ii) concentrate their operations primarily in Florida and have a market capitalization of less than $100 million. The comparison covers a period from April 26, 1995 to September 30, 1996, and is based on an assumed $100 investment on April 26, 1995 (the date of the initial public offering of the Class A Common Stock) in the Nasdaq Stock Market (U.S.) Index, the Peer Group and in the Class A Common Stock.



                COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
  AMONG WEITZER HOMEBUILDERS INCORPORATED, THE NASDAQ STOCK MARKET-US INDEX
                               AND A PEER GROUP

                           [LINE GRAPH APPEARS HERE]

                                        9/95             9/96

WEITZER HOMEBUILDERS INCORPORATED       101                33
PEER GROUP                              112               117
NASDAQ STOCK MARKET - US                128               152


* $100 INVESTED ON 4/28/95 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS. FISCAL YEAR ENDING SEPTEMBER 30.


Graph produced by Research

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth as of December 16, 1996, the number and percentage of outstanding shares of Common Stock owned beneficially by (i) each shareholder known by the Company to own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock; (ii) each director and director nominee of the Company; (iii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iv) all directors and executive officers as a group.


------------------------------------------------------------------------------------------------------------------------------------

                                        Class A                                 Class B
------------------------------------------------------------------------------------------------------------------------------------

Name and Address (1)         Amount and Nature of       Percent                 Amount and Nature of            Percent
of Beneficial Owner          Beneficial Ownership       of Class                Beneficial Ownership            of Class
------------------------------------------------------------------------------------------------------------------------------------

Harry Weitzer                         --                   --                   1,500,000                       100.0%
------------------------------------------------------------------------------------------------------------------------------------

Larry Hellring                      10,000                  *                       --                            --
------------------------------------------------------------------------------------------------------------------------------------

Joseph B. Rose                       5,000                  *                       --                            --
------------------------------------------------------------------------------------------------------------------------------------

Mike Ambrosio                         --                   --                       --                            --
------------------------------------------------------------------------------------------------------------------------------------

Ivan Fagger                           --                   --                       --                            --
------------------------------------------------------------------------------------------------------------------------------------

Estelle Burnside                      --                   --                       --                            --
------------------------------------------------------------------------------------------------------------------------------------

James Rosewater                       --                   --                       --                            --
------------------------------------------------------------------------------------------------------------------------------------

All directors and executive
officers as a group
(7 persons)                         15,000                  *                   1,500,000                       100.0%
------------------------------------------------------------------------------------------------------------------------------------

* Less than 1%.

(1) Address for all persons listed is c/o Weitzer Homebuilders Incorporated, 5901 N.W. 151st Street, Suite 120, Miami Lakes, Florida 33014.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Effective September 30, 1994, Harry Weitzer contributed all of the outstanding capital stock of substantially all of the Company's subsidiaries which were engaged in homebuilding activities at that time (the "Weitzer Subsidiaries") to the Company in exchange for 1,500,000 shares of Class B Common Stock. Prior to September 30, 1994, Mr. Weitzer was the sole shareholder of these Weitzer Subsidiaries, certain of which are a general partner in the Weitzer Homebuilding Partnerships and were organized as S-corporations under the Code.

As a result, the earnings of these entities had been taxed for federal income tax purposes directly to Mr. Weitzer, rather than to the Weitzer Subsidiaries.

   In connection with the acquisition, development and construction loan agreements of the Weitzer Homebuilding Partnerships and other Company subsidiaries, Harry Weitzer and his wife have executed personal guaranties of payment and performance. At September 30, 1996, the total amount of such bank indebtedness of the Weitzer Homebuilding Partnerships and of the other Company subsidiaries guaranteed by Mr. Weitzer and his wife was approximately $2.5 million.

   Ivan Faggen, a director of the Company, is managing director of Triton Pacific Capital LLC, which company recently entered into an agreement with the Company for financial consulting services.


PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1. The following exhibits, including those incorporated by reference.

Exhibit
Number                Description
                  ------------------------------------------------------------

3.1**             Amended and Restated Articles of Incorporation of the Company

3.2*              By-Laws of the Company

4.1*              Form of 10% Bond

4.2* Unit Construction Revolving Loan Agreement dated as of August 14, 1992, and Amendment dated November 30, 1993, between Weitzer Chapel Trail Homes, Harry Weitzer, Trudy Weitzer and Ohio Savings Bank, and related Consolidated Revolving Mortgage Note

4.3* First Mortgage and Security Agreement dated as of August 14, 1992, between Weitzer Chapel Trail Homes and Ohio Savings Bank

4.4* Future Advance, Mortgage and Loan Modification Agreement dated as of November 30, 1993, between Weitzer Chapel Trail Homes, Harry Weitzer, Trudy Weitzer and Ohio Savings Bank, and related Revolving Future Advance Mortgage Note

4.5*** Loan Agreement dated as of June 30, 1995, between the Company and Residential Funding Corporation

4.6*** Construction Loan Agreement dated as of June 30, 1995, between Weitzer at Deerfield Beach, Inc., and Residential Funding Corporation and related Promissory Note and Guaranty of the Company

4.7*** Construction Mortgage, Security Agreement and Fixture Filing with Assignment of Rent Proceeds and Agreements dated as of June 30, 1995, between Weitzer at Deerfield Beach, Inc., and Residential Funding Corporation

4.8*** Loan Agreement dated as of August 3, 1995, between Weitzer Serena Lakes Homes II, Inc., Weitzer Serena Lakes Townhomes, Inc., and Barnett Bank of South Florida, N.A., and related Promissory Notes and Guaranties of the Company and Harry and Trudy Weitzer

4.9*** First Mortgage and Security Agreement dated as of August 3, 1995, between Weitzer Serena Lakes Homes II, Inc., Weitzer Serena Lakes Townhomes, Inc., and Barnett Bank of South Florida, N.A.

4.10*****         First Amendment Agreement dated as of January 24, 1996, by and between the Company. Residential Funding Corporation and
                  Webster Grant Land Company.

4.11******        Construction Loan Agreement dated February 28, 1996, between
                  Weitzer Forest Lakes Villas, Inc. and Residential Funding
                  Corporation and related Promissory Note and Guaranty of the Company

4.12******        Construction Mortgage, Security Agreement and Fixture Filing
                  with Assignment of Rents , Proceeds and Agreements dated as of February 28, 1996 between Weitzer Forest Lakes Villas, Inc.
                  and Residential Funding Corporation

10.1* Employment Agreement dated as of November 1, 1994, between the Company and Harry Weitzer

10.2* Indemnification Agreement dated as of September 30, 1994, between the Company and Harry Weitzer

10.3*             Performance Incentive Plan

10.4* Option Agreement for the Purchase of Common Stock dated as of March 22, 1994 between the Company and Harry Weitzer

10.5* Letter Agreement dated January 9, 1995, amoung the Company, Harry Weitzer, Weitzer Pine Glenn Homes, Inc., Weitzer Serena Lakes Homes II, Inc., Weitzer Serena Lakes Townhomes, Inc., and Barnett Bank of South Florida, N.A.

10.6* Letter Agreement dated January 31, 1995, among the Company, Harry Weitzer, Weitzer Chapel Trail Homes, Inc., and Ohio Savings Bank

10.7* Pledge Agreement dated as of October 25, 1994, between the Company and Josephthal, as agent on behalf of the holders of the 10% Bonds, of the stock of Weitzer at Harmony Lakes, Inc. relating to the Company's October 1994 private placement

10.8* Agreement dated as of January 30, 1992, between Broward Management Company and Webster Grant Land Company, as amended

10.9*** Agreement for Purchase and Sale dated June 14, 1995, between Dade Residential Developers, Inc. and Webster Grant Land Company

10.10****         Agreement for Services dated as of November 30, 1995, between the Company and National Business Soutions, Inc.

21.1****          Subsidiaries of the Company


* Incorporated herein by reference to the exhibit bearing the same number and filed as a part of the Company's Registration Statement on Form S-1 filed on April 26, 1995 (File No. 33-89076).


** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended March 31, 1995.

*** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended June 30, 1995.

**** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-K for the fiscal year ended September 30, 1995.

***** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended December 31, 1995.

****** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended March 31, 1996.


(b)  Reports on Form 8-K:

          On April 8, 1996 the Company filed a report on Form 8-K during the quarter for which this report is being filed reporting various Other Events including the resiggnation of one of the Company's Board of Directors, the addition of two new board members and the issuance of certain debt instruments.

                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of January, 1997.

                                        WEITZER HOMEBUILDERS INCORPORATED

                                        By:
                                           ---------------------------------
                                           Harry Weitzer
                                           Chairman of the Board, and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                   Date
---------                               -----                   ----

/s/ Timothy S. Hart
-------------------------------------------------------
Timothy S. Hart                    Corporate Controller    January 10, 1997
                                   (Principal Financial
                                   and Accounting Officer)


/s/ Joseph B. Rose
-------------------------------------------------------
Joseph B. Rose                     Director                January 10, 1997



/s/ Larry Hellring
-------------------------------------------------------
Larry Hellring                     Director                January 10, 1997


/s/ Michael Ambrosio
-------------------------------------------------------
Michael Ambrosio                   Director                January 10, 1997


/s/ Ivan Faggen
-------------------------------------------------------
Ivan Faggen                        Director                January 10, 1997