Form 10-Q
period 1996-12-31
WEITZER HOMEBUILDERS INC
filed 1997-02-14
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


         (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      FLORIDA                         65-0502494
          ------------------------------------------------------------
           (State or other jurisdiction of    (IRS Employer I.D. No.)
            incorporation or organization)

        5901 N.W. 151st Street, Suite 120,  Miami Lakes, FL  33014-2428
      -------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                (305) 819-4663
          ------------------------------------------------------------
                        (Registrant's telephone number,
                             including area code)

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      -     -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
                Class                                     January 31, 1997
                -----                                     ----------------
Class A Common Stock, $.01 Par Value                          2,360,254

Class B Common Stock, $.01 Par Value                          1,500,000

                              INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
                                                                             No.
                                                                             ---
PART I        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Balance Sheets -                                   3
              December 31, 1996 and September 30, 1996

              Consolidated Statements of Operations -
              Three Months Ended December 31, 1996 and 1995                   4

              Consolidated Statements of Cash Flows -
              Three Months Ended December 31, 1996 and 1995                   5

              Notes to Consolidated Financial Statements                      6

Item 2        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

PART II       OTHER INFORMATION                                              11

Item 6        Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                   11

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                      December 31,  September 30,
                                                                          1996          1996
                                                                     -------------  -------------
ASSETS                                                                 (Unaudited)
------

Cash                                                                 $   1,396,905  $   1,521,799
Restricted escrow funds                                                  1,619,465      1,666,121
Advances for future projects                                             2,024,647      1,945,277
Construction-in-progress                                                32,272,220     31,505,383
Model furnishings, net of accumulated depreciation
  of $257,930 and $238,640, respectively                                   848,923        870,251
Deferred loan costs net of accumulated amortization
  of $835,417 and $752,030, respectively                                   609,549        628,480
Goodwill, net of accumulated amortization
  of $54,865 and $40,552, respectively                                     374,508        388,821
Other assets                                                             1,042,786      1,147,656
                                                                     -------------  -------------

                                                                     $  40,189,003  $  39,673,788
                                                                     =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Customer deposits                                                    $   1,619,465  $   1,666,121
Accounts payable and accrued liabilities                                 3,116,615      2,575,315
Acquisition, development and construction loans payable                 23,660,077     23,164,507
10% bonds payable                                                        3,425,700      3,371,650
5% debentures                                                              285,000      1,185,000
Notes and loans payable                                                    381,511        417,186
                                                                     -------------  -------------

                                                                        32,488,368     32,379,779
                                                                     -------------  -------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
  none issued                                                              -              -
Class A common stock, $.01 par, 40,000,000 shares authorized,
  2,360,254 shares issued and outstanding                                   23,603         23,603
Class B common stock, $.01 par, 1,500,000 shares authorized,
  1,500,000 shares issued and outstanding                                   15,000         15,000
Additional paid-in capital                                              10,330,950     10,330,950
Accumulated deficit                                                     (2,668,918)    (3,075,544)
                                                                     -------------  -------------

                                                                         7,700,635      7,294,009
                                                                     -------------  -------------

                                                                     $  40,189,003  $  39,673,788
                                                                     =============  =============


                 See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                    December 31,
                                                           -----------------------------
                                                                1996           1995
                                                           -------------   -------------
Revenues:
  Sales of homes                                           $  12,121,716   $   7,439,061
  Interest income                                                 42,346          23,998
  Other income                                                    54,162          50,467
                                                           -------------   -------------

                                                              12,218,224       7,513,526
                                                           -------------   -------------
Operating costs and expenses:
  Costs of homes sold                                         10,618,332       6,520,434
  Selling expenses                                               674,683         543,643
  General and administrative expenses                            401,069         415,264
  Depreciation and amortization                                   81,998          99,140
  Amortization of goodwill                                        14,312           7,156
  Interest expense                                                21,204           9,255
                                                           -------------   -------------

                                                              11,811,598       7,594,892
                                                           -------------   -------------

Income (loss) before income taxes                                406,626         (81,366)

Provision for income taxes (benefit)                              -              (30,000)
                                                           -------------   -------------

Net income (loss)                                          $     406,626   $     (51,366)
                                                           =============   =============

Net income (loss) per common share                         $        0.11   $       (0.01)
                                                           =============   =============

Dividends per Class A common share                         $      -        $        0.08
                                                           =============   =============

Weighted average number of common shares outstanding           3,860,254       3,532,663
                                                           =============   =============

                 See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Three Months Ended
                                                                               December 31,
                                                                   -----------------------------------
                                                                         1996               1995
                                                                   ----------------   ----------------

Cash flows from operating activities:
 Net income (loss)                                                $        406,626   $        (51,366)
                                                                   ----------------   ----------------
 Adjustments to reconcile net income to net cash
   used in operating activities:
  Deferred income taxes                                                    -                  (30,000)
  Other non-cash charges                                                   132,099            215,397
  Changes in assets and liabilities:
   Restricted escrow funds                                                  46,656            552,638
   Construction in progress                                               (766,837)        (1,395,722)
   Other assets                                                             79,393           (564,607)
   Customer deposits                                                       (46,656)           254,733
   Other liabilities                                                       541,300           (936,743)
                                                                   ----------------   ----------------
                                                                           (14,045)        (1,904,304)
                                                                   ----------------   ----------------

    Net cash provided by (used in) operating activities                    392,581         (1,955,670)
                                                                   ----------------   ----------------

Cash flows from investing activities:
 Purchase of model furnishings                                               2,000            (61,948)
 Advances for future projects                                              (79,370)          (238,537)
                                                                   ----------------   ----------------

    Net cash used in investing activities                                  (77,370)          (300,485)
                                                                   ----------------   ----------------

Cash flows from financing activities:
 Acquisition, development and construction loan borrowings              10,330,041          8,258,778
 Payments on acquisition, development and construction loans            (9,834,471)        (7,051,753)
 Payments on notes payable                                                (935,675)           (54,223)
 Dividend to shareholders                                                  -                 (165,154)
                                                                   ----------------   ----------------

    Net cash provided by (used in) financing activities                   (440,105)           987,648
                                                                   ----------------   ----------------

Net decrease in cash                                                      (124,894)        (1,268,507)

Cash, beginning of period                                                1,521,799          1,622,882
                                                                   ----------------   ----------------

Cash, end of period                                               $      1,396,905   $        354,375
                                                                   ================   ================

Cash paid during the period for interest, net of
 amounts capitalized                                              $         21,204   $          9,255
                                                                   ================   ================

                See notes to consolidated financial statements

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

     Weitzer Homebuilders Incorporated (the "Company") was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly-owned subsidiaries, in the design, construction and sale of moderately-priced single-family residences and townhouses in Dade and Broward counties in Southeast Florida.

     The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulation of the Securities and Exchange Commission for interim financial information. As such these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and related footnotes included in the Company's Form 10-K for the year ended September 30, 1996, filed with the Securities and Exchange Commission.

     The consolidated balance sheet of the Company as of September 30, 1996 is audited. The other consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet of the Company as of December 31, 1996, the related consolidated statements of income of the Company for the three months ended December 31, 1996, and the consolidated statements of cash flows of the Company for the three months ended December 31, 1996. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that will be achieved for the full fiscal year.


NOTE 2 - INCOME TAXES

     The Company's income tax provision (benefit) for the three months ended December 31, 1996 and 1995 is summarized as follows:

                                                          1996          1995
                                                       ----------   ----------
Current:

 Federal                                              $     -      $     -

 State                                                      -            -

Deferred:

  Federal                                                154,000      (30,000)

  State                                                     -            -

Utilization of net operating loss carryforwards         (154,000)        -
                                                       ----------   ----------
Total income tax provision (benefit)                  $     -      $  (30,000)
                                                       ==========   ==========

     Reconciliation of the differences between income taxes (benefits) computed at federal statutory rates and the Company's recorded provision (benefit) for income taxes are as follows:

                                                            1996        1995
                                                        -----------  -----------
Expected tax benefit at Federal statutory rate             34.0%       (34.0%)

Increase in State income tax (benefit), net                 3.6         (3.6)

Utilization of net operating loss carryforwards           (37.6%)         -
                                                        -----------  -----------
                                                             -         (37.6%)
                                                        ===========  ===========

     The tax effects of the temporary differences comprising the Company's deferred tax asset are net operating loss carryforwards. As of September 30, 1996, the Company had net operating losses of approximately $1,960,000 which have been offset by a valuation. These carryforwards will expire through the year 2011.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form-10K for the year ended September 30, 1996. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in the costs of materials and labor and other economic factors.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices and other factors discussed in the Company's other filings with the Securities and Exchange Commission.


Results of Operations

General
-------

     The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                  December 31,     December 31,
                                                     1996             1995
                                                 -------------    --------------
Revenues                                            100.0%            100.0%

Cost of homes sold                                   86.9              86.8

Selling, general and administrative expenses          8.8              12.8

Net income (loss)                                     3.3              (0.7)

Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes which have been sold but not started. At December 31,1996 approximately 69% of the homes in backlog were under construction. The backlog increased 12% from 282 homes at September 30, 1996 to 316 homes at December 31, 1996. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
----------------------------------------------------------------------------
Contract
--------

                                December 31,     September 30,     December 31,
                                    1996              1996             1995
                              --------------    --------------  ---------------
Number of homes in backlog
                                         316               282              191
Aggregate sales value of
homes in backlog              $   36,556,000    $   33,405,000   $   23,686,000

Available lots for sale                  492               583              979

Available lots under option
or contract                              872               943            1,055



Comparison of the Three Months Ended December 31, 1996 and 1995
---------------------------------------------------------------

     The Company's revenues from home sales were approximately $12.1 million for the three months ended December 31, 1996 as compared to approximately $7.4 million for the three months ended December 31, 1995. The increase is attributed to an overall increase in the volume of home sales during the three months ended December 31, 1996 compared to the same period in 1995. For the three months ended December 31, 1996, there was a 91.1% increase in the number of homes delivered (to 107 from 56) compared to the three months ended December 31, 1995. For the three months ended December 31, 1996 the average selling price of the homes delivered decreased 14.7% (to $113,287 from $132,840) compared to the three months ended December 31, 1995, which decrease is attributable to the change in the Company's overall product mix. The higher volume of home sales for the three months ended December 31, 1996 reflected the fact that the Company was in the early development stage of certain projects such as Weitzer at Harmony Lakes, The Hammocks at Riverglen, and Serena Lakes Patio Homes and Serena Lakes Townhomes during the three months ended December 31, 1995 and, accordingly, there were fewer recorded closings.

     The Company's costs of homes sold were approximately $10.6 million for the three months ended December 31, 1996 as compared to approximately $6.5 million for the three months ended December 31, 1995. The increase is attributed primarily to an increase in the volume of homes sold. Cost of homes sold as a percentage of homes sales remained constant at 87.6% for the three months ended December 31, 1996 and 1995, respectively.

     Selling, general and administrative ("SG&A") expenses were approximately $1.1 million for the three months ended December 31, 1996 as compared to approximately $959,000 for the three months ended December 31, 1995. SG&A expenses as a percentage of total revenues decreased from 12.8% during the three months ended December 31, 1995 to 8.8% for the three months ended December 31, 1996. The decrease was primarily attributable to the increase in home sales for the period.

     Net income was approximately $407,000 during the three months ended December 31, 1996 as compared to a net loss of approximately $51,000 during the three months ended December 31, 1995. The increase is attributed to the increase in home sales.


Liquidity and Capital Resources

     General. On December 31, 1996 the Company had borrowings from banks and third parties aggregating approximately $27.7 million. The Company believes that it will be able to fund its ongoing operations in the short term from cash on hand, cash flow from operations and construction financing.

     At December 31, 1996, the Company had an aggregate of $9.2 million of available credit under two lines of credit with Barnett Bank of South Florida, N.A., which the Company may use to finance the construction and development of homes at both the Weitzer at Serena Lakes Patio Homes project and Serena Lakes Townhomes project.

     Cash Flows. During the three month ended December 31, 1996, the Company had approximately $412,000 of net cash provided by operating activities, primarily as a result of the net income for the three months ended December 31, 1996. During that period, the Company had net cash used in financing activities of approximately $440,000, arising principally from the payment of certain 5% convertible debentures.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The Company has not filed a report on Form 8-K during the quarter for which this report is being filed.



                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 1997         /s/ Harry Weitzer
                                 ----------------------------
                                 Harry Weitzer, President
                                 (Principal Executive Officer)



Date:  February 13, 1997         /s/ Timothy S. Hart
                                 ----------------------------
                                 Timothy S. Hart
                                 Corporate Controller
                                 (Principal Accounting Officer)