Form 10-Q
period 1997-03-31
WEITZER HOMEBUILDERS INC
filed 1997-05-15
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


 (x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

 ( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Florida                                  65-0502494
     --------------------------------------------------------------------
     (State or other jurisdiction of              (IRS Employer I.D. No.)
      incorporation or organization)

         5901 N.W. 151st Street, Suite 120, Miami Lakes, FL 33014-2428
--------------------------------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

                                (305) 819-4663
                  ------------------------------------------
                        (Registrant's telephone number,
                             including area code)

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                         Class                      April 30, 1997
                         -----                      --------------
        Class A Common Stock, $.01 Par Value           2,360,254
        Class B Common Stock, $.01 Par Value           1,500,000

                              INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
                                                                            No.
                                                                            ---
PART I      FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Balance Sheets -                                     3
            March 31, 1997 (unaudited) and September 30, 1996

            Consolidated Statements of Operations -
            Three and Six Months Ended March 31, 1997 and 1996 (unaudited)    4

            Consolidated Statements of Cash Flows -
            Three and Six Months Ended March 31, 1997 and 1996 (unaudited)    5

            Notes to Consolidated Financial Statements                        6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

PART II     OTHER INFORMATION                                                13

Item 6      Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                   13

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                           March 31,          September 30,
                                                                             1997                 1996
                                                                       ------------------    ---------------
ASSETS                                                                     (Unaudited)
------
Cash                                                                  $          394,440    $     1,521,799
Restricted escrow funds                                                        1,622,535          1,666,121
Advances for future projects                                                   2,185,328          1,945,277
Construction-in-progress                                                      36,675,840         31,505,383
Model furnishings, net of accumulated depreciation
  of $348,756 and $238,640, respectively                                         758,098            870,251
Deferred loan costs net of accumulated amortization
  of $881,162 and $752,030, respectively                                         476,096            628,480
Goodwill, net of accumulated amortization
  of $69,177 and $40,552, respectively                                           360,196            388,821
Other assets                                                                   1,183,230          1,147,656
                                                                       ------------------    ---------------

                                                                      $       43,655,763    $    39,673,788
                                                                       ==================    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Customer deposits                                                     $        1,622,535    $     1,666,121
Accounts payable and accrued liabilities                                       3,507,602          2,575,315
Acquisition, development and construction loans payable                       26,576,872         23,164,507
10% bonds payable, net of discount                                             3,479,750          3,371,650
5% debentures                                                                    285,000          1,185,000
Notes and loans payable                                                          378,088            417,186

                                                                       ------------------    ---------------

                                                                              35,849,847         32,379,779
                                                                       ------------------    ---------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
  none issued and outstanding                                                    -                  -
Class A common stock, $.01 par, 40,000,000 shares authorized,
  2,360,254 shares issued and outstanding                                         23,603             23,603
Class B common stock, $.01 par, 1,500,000 shares authorized,
  1,500,000 shares issued and outstanding                                         15,000             15,000
Additional paid-in capital                                                    10,330,950         10,330,950
Accumulated deficit                                                           (2,563,637)        (3,075,544)
                                                                       ------------------    ---------------

                                                                               7,805,916          7,294,009
                                                                       ------------------    ---------------

                                                                      $       43,655,763    $    39,673,788
                                                                       ==================    ===============

                 See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended                    Six Months Ended
                                                             March 31,                             March 31,
                                               -------------------------------------    ----------------------------------
                                                      1997                1996                1997              1996
                                               -----------------    ----------------    ----------------    --------------
Revenues:
  Sales of homes                             $       10,512,426   $       7,041,483   $      22,634,142   $    14,480,544
  Interest income                                        47,287              28,489              89,633            52,487
  Other income                                           53,862              45,093             108,024            95,560
                                               -----------------    ----------------    ----------------    --------------

                                                     10,613,575           7,115,065          22,831,799        14,628,591
                                               -----------------    ----------------    ----------------    --------------
Operating costs and expenses:
  Costs of homes sold                                 8,861,069           6,253,127          19,479,401        12,773,561
  Selling expenses                                    1,059,358             455,412           1,734,041           999,055
  General and administrative expenses                   393,667             522,957             794,736           938,221
  Depreciation and amortization                         173,084              88,096             255,082           187,236
  Amortization of goodwill                               14,313               7,156              28,625            14,312
  Interest expense                                        6,803              10,295              28,007            19,550
                                               -----------------    ----------------    ----------------    --------------

                                                     10,508,294           7,337,043          22,319,892        14,931,935
                                               -----------------    ----------------    ----------------    --------------

Income (loss) from operations before
  income taxes                                          105,281            (221,978)            511,907          (303,344)

Income tax (benefit)                                    -                   (82,000)            -                (112,000)
                                               -----------------    ----------------    ----------------    --------------

Net income (loss)                            $          105,281   $        (139,978)  $         511,907   $      (191,344)
                                               =================    ================    ================    ==============

Net income (loss) per common share           $              .03   $           (0.04)  $            0.13   $         (0.05)
                                               =================    ================    ================    ==============

Dividends per Class A common share           $          -         $            0.05   $         -         $          0.09
                                               =================    ================    ================    ==============

Weighted average number of common
  shares outstanding                                  3,860,254           3,750,026           3,860,254         3,640,750
                                               =================    ================    ================    ==============

                 See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                     1997                1996
                                                                              -----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                         $          511,907   $        (191,344)
                                                                              -----------------    ----------------
  Adjustments to reconcile net income (loss) to net cash
    from operating activities:
    Deferred income taxes                                                              -                  (112,000)
    Other non-cash charges                                                             431,409             303,190
    Changes in assets and liabilities:
      Restricted escrow funds                                                           43,586            (297,045)
      Construction in progress                                                      (5,170,457)         (4,665,378)
      Other assets                                                                     (67,722)           (445,641)
      Customer deposits                                                                (43,586)            641,227
      Other liabilities                                                                932,287          (1,209,184)
                                                                              -----------------    ----------------
                                                                                    (3,874,483)         (5,784,831)
                                                                              -----------------    ----------------

        Net cash used in operating activities                                       (3,362,576)         (5,976,175)
                                                                              -----------------    ----------------

Cash flows from investing activities:
  Purchase of model furnishings                                                          2,001             (62,481)
  Advances for future projects                                                        (240,051)           (441,976)
                                                                              -----------------    ----------------

        Net cash used in investing activities                                         (238,050)           (504,457)
                                                                              -----------------    ----------------

Cash flows from financing activities:
  Acquisition, development and construction loan borrowings                         20,602,466          18,073,835
  Notes payable borrowings                                                              57,028             -
  Payments on 5% debentures                                                           (900,000)            650,000
  Payments on acquisition, development and construction loans                      (17,190,101)        (11,946,004)
  Payments on notes payable                                                            (96,126)           (104,131)
  Dividend to shareholders                                                             -                  (330,305)
                                                                              -----------------    ----------------

        Net cash provided by financing activities                                    2,473,267           6,343,395
                                                                              -----------------    ----------------

Net decrease in cash                                                                (1,127,359)           (137,237)

Cash, beginning of period                                                            1,521,799           1,622,882
                                                                              -----------------    ----------------

Cash, end of period                                                         $          394,440   $       1,485,645
                                                                              =================    ================

Cash paid during the period for interest, net of
  amounts capitalized                                                       $           28,007   $          19,550
                                                                              =================    ================

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

     The consolidated balance sheet of the Company as of September 30, 1996, is audited. The other consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet as of March 31, 1997, and the related consolidated statements of income and cash flows for the six months ended March 31, 1997. Operating results for the three and six months ended March 31, 1997, are not necessarily indicative of the results that will be achieved for the full fiscal year.


NOTE 2 - INCOME TAXES

     The Company's income tax provision (benefit) for the six months ended March 31, 1997 and 1996, is summarized as follows:


Current:                                          1997                  1996
                                            ---------------       ---------------
  Federal                                  $      192,000        $      -
  State                                           -                     -
Deferred:
  Federal                                         -                    (112,000)
  State                                           -                     -
Reduction in valuation allowance                 (192,000)              -
                                            ---------------       ---------------
Total income tax provision (benefit)       $      -              $     (112,000)
                                            ===============       ===============

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - INCOME TAXES (CONTINUED)

         Reconciliation of the differences between income taxes (benefits) computed at federal statutory rates and the Company's actual recorded provision (benefit) for income taxes are as follows:

                                                                          1997           1996
                                                                     --------------  -------------
Expected tax benefit at Federal statutory rate                             34.0%         (34.0%)
Increase in State income tax (benefit), net                                 3.6           (3.6)
Reduction in valuation allowance                                          (37.6%)           -
                                                                     --------------  -------------
                                                                             -           (37.6%)
                                                                     ==============  =============

         The primary temporary differences comprising the Company's deferred tax asset are net operating loss carryforwards. As of March 31, 1997, the Company had net operating losses of approximately $1,448,000 which have been offset by a valuation allowance. These carryforwards will expire through the year 2011.


NOTE 3 - SUBSEQUENT EVENT

Subsequent to March 31, 1997, the Company's revolving credit facility with Residential Funding Corporation (RFC) was increased to $34.2 million (which may be increased to $50.0 million by the mutual consent of the parties) and is to be used for the acquisition, development and construction of new residential projects. RFC approved a borrowing of $8.6 million under the RFC credit facility to be used for the Weitzer at Malibu Bay project.

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


Results of Operations

General
-------
     The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                        Percentage of Total Revenues
                                    ----------------------------------------------------------------------
                                           Three Months Ended                    Six Months Ended
                                                 March 31,                            March 31,
                                    ----------------------------------   ---------------------------------
                                         1997              1996               1997              1996
                                    ----------------  ----------------   ---------------   ---------------
Revenues                                100.0%            100.0%             100.0%            100.0%
Cost of homes sold                       83.5              87.9               85.3              87.3
Selling, general and
administrative expenses                  13.7              13.8               11.1              13.2
Net income (loss)                         1.0              (2.0)               2.2              (1.3)

Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes which have been sold but not started. At March 31,1997, approximately 62% of the homes in backlog were under construction. The backlog increased 23% from 282 homes at September 30, 1996, to 348 homes at March 31, 1997. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
----------------------------------------------------------------------------
Contract
--------

                                           March 31,              September 30,               March 31,
                                             1997                     1996                      1996
                                     ----------------------   ------------------------------------------------
Number of homes in backlog                    348                      282                       272

Aggregate sales value of
homes in backlog                     $     39,622,000        $     33,405,000         $       31,691,000
Available lots for sale                       663                      583                       715
Available lots under option
or contract                                   588                      943                       963

Comparison of the Three Months Ended March  31, 1997 and 1996
-------------------------------------------------------------

     The Company's revenues from home sales were approximately $10.5 million for the three months ended March 31, 1997, as compared to approximately $7.0 million for the three months ended March 31, 1996. The increase is attributed to an overall increase in the volume of home sales during the three months ended March 31, 1997, compared to the same period in 1996. For the three months ended March 31, 1997, there was a 76.4% increase in the number of homes delivered (to 97 from 55) compared to the three months ended March 31, 1996. For the three months ended March 31, 1997, the average selling price of the homes delivered decreased 15.3% (to $108,376 from $128,027) compared to the three months ended March 31, 1996, which decrease is attributable to the change in the Company's overall product mix. The higher volume of home sales for the three months ended March 31, 1997, reflected the fact that the Company was in the early development stage of certain projects such as Weitzer at Harmony Lakes, The Hammocks at Riverglen, and Serena Lakes Patio Homes and Serena Lakes Townhomes during the three months ended March 31, 1996 and, accordingly, there were fewer recorded closings.

     The Company's costs of homes sold were approximately $8.9 million for the three months ended March 31, 1997, as compared to approximately $6.3 million for the three months ended March 31, 1996. The increase is attributed primarily to an increase in the volume of homes sold. Cost of homes sold as a percentage of homes sales decreased to 84.3% during the three months ended March 31, 1997, from 88.8% for the three months ended March 31, 1996. This decrease reflects a change in estimated cost to complete for certain projects that have substantial sales and sales contracts through and including the three months ended March 31, 1997 and a change in the Company's overall product mix.

     Selling, general and administrative ("SG&A") expenses were approximately $1.5 million for the three months ended March 31, 1997, as compared to approximately $978,000 for the three months ended March 31, 1996. SG&A expenses as a percentage of total revenues decreased from 13.8% during the three months ended March 31, 1996, to 13.7% for the three months ended March 31, 1997. The decrease was primarily attributable to the increase in home sales for the period.

     Net income was approximately $105,000 during the three months ended March 31, 1997, as compared to a net loss of approximately $140,000 during the three months ended March 31, 1996. The increase is attributed to the increase in home sales.

Comparison of the Six Months Ended March 31, 1997 and 1996
----------------------------------------------------------
     The Company's revenues from home sales were approximately $22.6 million for the six months ended March 31, 1997, as compared to approximately $14.5 million for the six months ended March 31, 1996. The increase is attributed to an overall increase in the volume of home sales during the six months ended March 31, 1997, compared to the same period in 1996. For the six months ended March 31, 1997, there was a 83.8% increase in the number of homes delivered (to 204 from 111) compared to the six months ended March 31, 1996. For the six months ended March 31, 1997, the average selling price of the homes delivered decreased 14.9% (to $110,952 from $130,455) compared to the six months ended March 31, 1996, which decrease is attributable to the change in the Company's overall product mix. The higher volume of home sales for the six months ended March 31, 1997, reflected the fact that the Company was in the early development stage of certain projects such as Weitzer at Harmony Lakes, The Hammocks at Riverglen, and Serena Lakes Patio Homes and Serena Lakes Townhomes during the six months ended March 31, 1996, and, accordingly, there were fewer recorded closings.

     The Company's costs of homes sold were approximately $19.5 million for the six months ended March 31, 1997, as compared to approximately $12.8 million for the six months ended March 31, 1996. The increase is attributed primarily to an increase in the volume of homes sold. Cost of homes sold as a percentage of homes sales decreased to 86.1% for the six months ended March 31, 1997, from 88.2% for the six months ended March 31, 1996. This decrease reflects a change in estimated cost to complete certain projects that have substantial sales and sales contracts through and including the six months ended March 31, 1997 and a change in the Company's overall product mix.

     Selling, general and administrative ("SG&A") expenses were approximately $2.5 million for the six months ended March 31, 1997, as compared to approximately $1.9 million for the six months ended March 31, 1996. SG&A expenses as a percentage of total revenues decreased from 13.2% during the six months ended March 31, 1996, to 11.1% for the six months ended March 31, 1997. The decrease was primarily attributable to the increase in home sales for the period.

     Net income was approximately $512,000 during the six months ended March 31, 1997, as compared to a net loss of approximately $191,000 during the six months ended March 31, 1996. The increase is attributed to the increase in home sales.


Liquidity and Capital Resources

     General. On March 31, 1997 the Company had borrowings from banks and third parties aggregating approximately $30.7 million. The Company believes that it will be able to fund its operations in the next twelve months from cash on hand, cash flows from operations and construction financing.

     At March 31, 1997, the Company had an aggregate of $8.2 million of available credit under two lines of credit with a bank, which the Company may use to finance the construction and development of homes at the Weitzer at Serena Lakes Patio Homes project, Fiesta at Serena Lakes Estates project and Serena Lakes Townhomes project.

     Cash Flows. During the six months ended March 31, 1997, the Company had approximately $3.4 million of net cash used in operating activities, primarily as a result of the increase in construction in progress relating to the Company's planned Serena Lakes Townhomes Phase III project (Lago del Sol), Weitzer at Forest Lakes and for the model buildings at Weitzer at Malibu Bay. During that period, the Company had net cash provided by financing activities of approximately $2.5 million, arising principally from an increase in acquisition, development and construction loan borrowings relating to the Company's planned Serena Lakes Townhomes Phase III project (Lago del Sol) and Weitzer at Forest Lakes .

     Subsequent to March 31, 1997, Residential Funding Corporation (RFC) approved a borrowing of $8.6 million under the RFC credit facility to be used for the Weitzer at Malibu Bay project.

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

Date:    May 13, 1997        /s/ Harry Weitzer
                            ----------------------------
                            Harry Weitzer, President
                            (Principal Executive Officer)


Date:    May 13, 1997       /s/ Timothy S. Hart
                            ----------------------------
                            Timothy S. Hart
                            Corporate Controller
                            (Principal Accounting Officer)