Form 10-Q
period 1997-06-30
WEITZER HOMEBUILDERS INC
filed 1997-08-19
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-89076



                       WEITZER HOMEBUILDERS INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Florida                           65-0502494
       ------------------------------------------------------------
       (State or other jurisdiction of      (IRS Employer I.D. No.)
       incorporation or organization)


        5901 N.W. 151st Street, Suite 120, Miami Lakes, FL  33014-2428
        --------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


                                (305) 819-4663
                  ----------------------------------------
                        (Registrant's telephone number,
                             including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X  NO
    --   --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                      Outstanding at
                          Class                       July 31, 1997
                          -----                       -------------
         Class A Common Stock, $.01 Par Value           2,360,254
         Class B Common Stock, $.01 Par Value           1,500,000

                              INDEX TO FORM 10-Q

                                                                                    Page
                                                                                     No.
                                                                                    ----
PART I         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Balance Sheets -
               June 30, 1997 (unaudited) and September 30, 1996                       3

               Consolidated Statements of Operations -
               Three and Nine Months Ended June 30, 1997 and 1996 (unaudited)         4

               Consolidated Statements of Cash Flows -
               Three and Nine Months Ended June 30, 1997 and 1996 (unaudited)         5

               Notes to Consolidated Financial Statements                             6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              8

PART II        OTHER INFORMATION                                                     13

Item 6         Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                           13

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                           June 30,                 September 30,
ASSETS                                                                       1997                       1996
------                                                                -----------------           -----------------
                                                                          (Unaudited)
Cash                                                                $         1,293,764           $       1,521,799
Customer escrow funds                                                         1,470,869                   1,666,121
Advances for future projects                                                    749,925                   1,945,277
Construction-in-progress                                                     39,999,513                  31,505,383
Model furnishings, net of accumulated depreciation
 of $403,952 and $238,640, respectively                                         812,597                     870,251
Deferred loan costs net of accumulated amortization
 of $965,511 and $752,030, respectively                                         391,747                     628,480
Goodwill, net of accumulated amortization
 of $83,489 and $40,552, respectively                                           345,883                     388,821
Other assets                                                                  1,137,837                   1,147,656
                                                                      -----------------           -----------------

                                                                     $       46,202,125          $       39,673,788
                                                                      =================           =================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Customer deposits                                                   $         1,470,869          $        1,666,121
Accounts payable and accrued liabilities                                      2,446,563                   2,575,315
Acquisition, development and construction loans payable                      30,118,114                  23,164,507
10% bonds payable, net of discount                                            3,533,800                   3,371,650
5% debentures                                                                   285,000                   1,185,000
Notes and loans payable                                                         333,101                     417,186
                                                                      -----------------           -----------------

                                                                             38,187,447                  32,379,779
                                                                      -----------------           -----------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
 none issued and outstanding                                                    -                           -
Class A common stock, $.01 par, 40,000,000 shares authorized,
 2,360,254 shares issued and outstanding                                         23,603                      23,603
Class B common stock, $.01 par, 1,500,000 shares authorized,
 1,500,000 shares issued and outstanding                                         15,000                      15,000
Additional paid-in-capital                                                   10,330,950                  10,330,950
Accumulated deficit                                                          (2,354,875)                 (3,075,544)
                                                                      -----------------           -----------------

                                                                              8,014,678                   7,294,009
                                                                      -----------------           -----------------

                                                                     $       46,202,125          $       39,673,788
                                                                      =================           =================

                See notes to consolidated financial statements

              WEITZER HOME BUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Months Ended                 Nine Months Ended
                                                    June 30,                           June 30,
                                        --------------------------------  --------------------------------
                                              1997             1996             1997            1996
                                        ---------------  ---------------  ---------------  ---------------
Revenues:
 Sales of homes                        $    17,108,391  $    12,418,278  $    39,742,533  $    26,898,822
 Interest income                                46,902           61,270          136,535          113,757
 Other income                                   13,849          100,207          121,873          195,767
                                        ---------------  ---------------  ---------------  ---------------
                                            17,169,142       12,579,755       40,000,941       27,208,346
                                        ---------------  ---------------  ---------------  ---------------
Operating costs and expenses:
 Costs of homes sold                        15,181,847       10,920,709       34,661,248       23,694,270
 Selling expenses                            1,110,234          635,090        2,844,275        1,634,145
 General and administrative expenses           532,712          566,586        1,327,448        1,504,807
 Depreciation and amortization                 103,969          108,156          359,051          295,392
 Amortization of goodwill                       14,312            7,157           42,937           21,469
 Interest expense                               17,306           22,836           45,313           42,386
                                        ---------------  ---------------  ---------------  ---------------
                                            16,960,380       12,260,534       39,280,272       27,192,469
                                        ---------------  ---------------  ---------------  ---------------

Income from operations before
 income taxes                                  208,762          319,221          720,669           15,877

Income tax                                     -                117,900          -                  5,900
                                        ---------------  ---------------  ---------------  ---------------
Net income                             $       208,762  $       201,321  $       720,669  $         9,977
                                        ===============  ===============  ===============  ===============
Net income per common share            $          0.05  $          0.05  $          0.19  $          0.00
                                        ===============  ===============  ===============  ===============
Dividends per Class A common share     $       -        $          0.05  $       -        $          0.14
                                        ===============  ===============  ===============  ===============

Weighted average number of common
 shares outstanding                          3,860,254        3,835,624        3,860,254        3,633,282
                                        ===============  ===============  ===============  ===============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                                 1997              1996
                                                                           ---------------    ---------------
Cash flows operating activities:
 Net income                                                               $        720,669   $          9,977
                                                                           ---------------    ---------------
 Adjustments to reconcile net income to net cash
   from operating activities:
  Deferred income taxes                                                            -                    5,900
  Other non-cash charges                                                           686,134            392,199
  Changes in assets and liabilities:
   Restricted escrow funds                                                         195,252            303,449
   Construction in progress                                                     (8,494,130)        (3,430,867)
   Other assets                                                                    (71,145)          (290,143)
   Customer deposits                                                              (195,252)           546,751
   Other liabilities                                                              (128,752)        (1,428,720)
                                                                           ---------------    ---------------
                                                                                (8,005,893)        (3,901,431)
                                                                           ---------------    ---------------

    Net cash used in operating activities                                       (7,285,224)        (3,891,454)
                                                                           ---------------    ---------------

Cash flows from investing activities:
 Purchase of model furnishings                                                    (107,695)          (165,581)
 Advances for future projects                                                    1,195,352          1,604,220
                                                                           ---------------    ---------------

    Net cash provided by (used in) investing activities                          1,087,657          1,769,801
                                                                           ---------------    ---------------

Cash flows from financing activities:
 Acquisition, development and construction loan borrowings                      37,659,286         26,669,658
 Notes payable borrowings                                                           57,028            -
 Payments on 5% debentures                                                        (900,000)         1,881,646
 Payments on acquisition, development and construction loans                   (30,705,679)       (21,247,101)
 Payments on notes payable                                                        (141,113)           (99,654)
 Dividend to shareholders                                                          -                 (495,459)
                                                                           ---------------    ---------------

    Net cash provided by financing activities                                    5,969,522          6,709,090
                                                                           ---------------    ---------------

Net decrease in cash                                                              (228,045)         1,047,835

Cash, beginning of period                                                        1,521,799          1,622,882
                                                                           ---------------    ---------------

Cash, end of period                                                       $      1,293,754   $      2,670,717
                                                                           ===============    ===============

Cash paid during the period for interest, net of
 amounts capitalized                                                      $         45,313   $         51,655
                                                                           ===============    ===============

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

         The consolidated balance sheet of the Company as of September 30, 1996, is audited. The other consolidated financial statements are unaudited, but in the opinion of management, contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of income and cash flows for the nine months ended June 30, 1997. Operating results for the three and nine months ended June 30, 1997, are not necessarily indicative of the results that will be achieved for the full fiscal year.


NOTE 2 - INCOME TAXES

         The Company's income tax provision for the nine months ended June 30, 1997 and 1996, is summarized as follows:


 Current:                                           1997             1996
                                                ------------   ----------------
   Federal                                    $    250,000       $    -
   State                                            -                 -
 Deferred:
   Federal                                          -                 5,900
   State                                            -                 -
 Reduction in valuation allowance                 (250,000)           -
                                                ------------   ----------------
 Total income tax provision                   $     -            $    5,900
                                                ============   ================

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES (CONTINUED)

         Reconciliation of the differences between income taxes computed at federal statutory rates and the Company's actual recorded provision for income taxes are as follows:

                                                          1997          1996
                                                       -----------   -----------
 Expected tax benefit at Federal statutory rate           34.0%         34.0%
 Increase in State income tax, net                         3.6           3.2
 Reduction in valuation allowance                        (37.6%)          -
                                                       -----------   -----------
                                                            -           37.2%
                                                       ===========   ===========

         The primary temporary differences comprising the Company's deferred tax asset are net operating loss carryforwards. As of March 31, 1997, the Company had a tax asset of $1,448,000 associated with net operating losses which has been offset by a valuation allowance. These carryforwards will expire through the year 2011.


NOTE 3 - ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS PAYABLE

On June 30, 1997, the Company's revolving credit facility with a financial institution was increased to $50 million and is to be used for the acquisition, development and construction of new residential projects. The financial institution approved a borrowing of $6.6 million under the existing credit facility to be used for the Company's new Los Castillos at Windor Palms project.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended September 30, 1996. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in the costs of materials and labor and other economic factors.

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


Results of Operations

General
-------

         The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:



                                                                 Percentage of Total Revenues
                                             ----------------------------------------------------------------------
                                                Three Months Ended June 30,          Nine Months Ended June 30,
                                             ----------------------------------   ---------------------------------
                                                  1997              1996               1997              1996
                                             ----------------  ----------------   ---------------   ---------------
 Revenues                                        100.0%            100.0%             100.0%            100.0%
 Cost of homes sold                               88.4              86.8               86.7              87.1
 Selling, general and administrative
 expenses                                          9.6               9.5               10.4              11.5
 Net income                                        1.2               1.6                1.8               0.1

Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes which have been sold but not started. At June 30, 1997, approximately 72% of the homes in backlog were under construction. The backlog increased 9% from 282 homes at September 30, 1996, to 308 homes at June 30, 1997. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
----------------------------------------------------------------------------
Contract
--------


                                                 June 30,           September 30, 1996             June 30,
                                                  1997                                               1996
                                          ----------------------   ------------------------------------------------
 Number of homes in backlog                         308                      282                       254
 Aggregate sales value of homes in
 backlog                                  $      34,657,000        $      33,405,000         $      28,998,000
 Available lots for sale                            784                      583                       685
 Available lots under option or
 contract                                           463                      943                       963

Comparison of the Three Months Ended June 30, 1997 and 1996
-----------------------------------------------------------

         The Company's revenues from home sales were approximately $17.1 million for the three months ended June 30, 1997, as compared to approximately $12.4 million for the three months ended June 30, 1996. The increase is attributed to an overall increase in the volume of home sales during the three months ended June 30, 1997, compared to the same period in 1996. For the three months ended June 30, 1997, there was a 47.0% increase in the number of homes delivered (to 147 from 100) compared to the three months ended June 30, 1996. For the three months ended June 30, 1997, the average selling price of the homes delivered decreased 6.3% (to $116,384 from $124,183) compared to the three months ended June 30, 1996, which decrease is attributable to the change in the Company's overall product mix. The higher volume of home sales for the three months ended June 30, 1997 as compared to the corresponding period of the prior year, reflected the fact that the Company was in the early development stage of certain projects such as Weitzer at Harmony Lakes, The Hammocks at Riverglen, and Serena Lakes Patio Homes and Serena Lakes Townhomes during the three months ended June 30, 1996 and, accordingly, there were fewer recorded closings.

         The Company's costs of homes sold were approximately $15.2 million for the three months ended June 30, 1997, as compared to approximately $10.9 million for the three months ended June 30, 1996. The increase is attributed primarily to an increase in the volume of homes sold. Cost of homes sold as a percentage of homes sales increased to 88.7% during the three months ended June 30, 1997, from 87.9% for the three months ended June 30, 1996. This increase reflects a change in the Company's overall product mix.

         Selling, general and administrative ("SG&A") expenses were approximately $1.6 million for the three months ended June 30, 1997, as compared to approximately $1.2 million for the three months ended June 30, 1996. The increase is attributed to an overall increase in the volume of home sales during the three months ended June 30, 1997, compared to the same period in 1996. SG&A expenses as a percentage of total revenues increased from 9.5% during the three months ended June 30, 1996, to 9.6% for the three months ended June 30, 1997.

         Net income was approximately $209,000 during the three months ended June 30, 1997, as compared to a net income of approximately $201,000 during the three months ended June 30, 1996. The slight increase is attributed to the increase in the percentage of cost of home sales for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

Comparison of the Nine Months Ended June 30, 1997 and 1996
----------------------------------------------------------

         The Company's revenues from home sales were approximately $39.7 million for the nine months ended June 30, 1997, as compared to approximately $26.9 million for the nine months ended June 30, 1996. The increase is attributed to an overall increase in the volume of home sales during the nine months ended June 30, 1997, compared to the same period in 1996. For the nine months ended June 30, 1997, there was a 66.4% increase in the number of homes delivered (to 351 from 211) compared to the nine months ended June 30, 1996. For the nine months ended June 30, 1997, the average selling price of the homes delivered decreased 11.2% (to $113,227 from $127,483) compared to the nine months ended June 30, 1996, which decrease is attributable to the change in the Company's overall product mix. The higher volume of home sales for the nine months ended June 30, 1997 as compared to the corresponding period of the prior year, reflected the fact that the Company was in the early development stage of certain projects such as Weitzer at Harmony Lakes, The Hammocks at Riverglen, and Serena Lakes Patio Homes and Serena Lakes Townhomes during the nine months ended June 30, 1996, and, accordingly, there were fewer recorded closings.

         The Company's costs of homes sold were approximately $34.7 million for the nine months ended June 30, 1997, as compared to approximately $23.7 million for the nine months ended June 30, 1996. The increase is attributed primarily to an increase in the volume of homes sold. Cost of homes sold as a percentage of homes sales decreased to 87.2% for the nine months ended June 30, 1997, from 88.1% for the nine months ended June 30, 1996. This decrease reflects a change in the Company's overall product mix.

         Selling, general and administrative ("SG&A") expenses were approximately $4.2 million for the nine months ended June 30, 1997, as compared to approximately $3.1 million for the nine months ended June 30, 1996. SG&A expenses as a percentage of total revenues decreased from 11.5% during the nine months ended June 30, 1996, to 10.4% for the nine months ended June 30, 1997. The decrease was primarily attributable to the increase in home sales for the period.

         Depreciation and amortization expenses were approximately $359,051 for the nine months ended June 30, 1997, as compared to approximately $295,392 for the nine months ended June 30, 1996. The increase was primarily attributable to the increase in home sales for the period.

         Net income was approximately $721,000 during the nine months ended June 30, 1997, as compared to approximately $10,000 during the nine months ended June 30, 1996. The increase is attributed to the increase in home sales.


Liquidity and Capital Resources

         General. On June 30, 1997, the Company had borrowings from banks and third parties aggregating approximately $34.4 million. Except as described below, the Company believes that it will be able to fund its operations in the next twelve months from cash on hand, cash flows from proceeds from home closings and construction financing.

         At June 30, 1997, the Company had an aggregate of $7.3 million of available credit under two lines of credit with a financial institution, which the Company may use to finance the construction and development of homes at the Weitzer at Serena Lakes Patio Homes project, Fiesta at Serena Lakes Estates project and Serena Lakes Townhomes project.

         There is no assurance that cash flow from operations or outside financing will be available to pay off the $3.7 million 10% bonds which are scheduled to mature on June 30, 1998. Management is currently pursuing various alternatives to address the maturity of the bonds, although there is no assurance that these alternatives can be achieved.

         Cash Flows. During the nine months ended June 30, 1997, the Company had approximately $7.3 million of net cash used in operating activities, primarily as a result of the increase in construction in progress relating to the Company's planned Los Castillos at Windor Palms project, Serena Lakes Townhomes Phase III project (Lago del Sol), Weitzer at Forest Lakes and Weitzer at Malibu Bay. During that period, the Company had net cash provided by financing activities of approximately $6.0 million, arising principally from an increase in acquisition, development and construction loan borrowings relating to the Company's planned Los Castillos at Windor Palms project, Serena Lakes Townhomes Phase III project (Lago del Sol) and Weitzer at Forest Lakes.

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

Date:    August 18, 1997               /s/ Harry Weitzer
                                       -----------------------------
                                       Harry Weitzer, President
                                       (Principal Executive Officer)


Date:    August 18, 1997               /s/ Timothy S. Hart
                                       -----------------------------
                                       Timothy S. Hart
                                       Corporate Controller
                                       (Principal Accounting Officer)