Form 10-K405/A
period 1996-09-30
WEITZER HOMEBUILDERS INC
filed 1997-10-17
CIK 926613

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K405/A
               [X] Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                  For the Fiscal Year Ended September 30, 1996
             [ ] Transition Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (No Fee Required)

                  For the transition period from      to
                                                 -----   -----

                         Commission File Number 33-89076

                        WEITZER HOMEBUILDERS INCORPORATED
             (Exact name of registrant as specified in its charter)

                   Florida                             65-0502494
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

        Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

        The aggregate market value of voting stock held by non-affiliates of the registrant as of December 16, 1996 was approximately $3,245,349 based on the $1.375 closing price for the Class A Common Stock as reported on Nasdaq on such date and determined by subtracting from the number of shares outstanding on that date the number of shares held by directors of the registrant.

        As of December 16, 1996, Weitzer Homebuilders Incorporated had 2,360,254 shares of Class A Common Stock, $.01 par value, and 1,500,000 shares of Class B Common Stock, $.01 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part IV are incorporated by reference by certain of the Company's public filings made pursuant to the Securities Exchange Act of 1934, including the Companys annual report on form 10-K for the year ended September 30, 1995, the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1995, June 30, 1995, December 31, 1995 and March 31, 1996, and the Company's registration statement on Form S-1 filed pursuant to the Securities Exchange Act of 1933.

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

         Backlog of Homes, Available Lots for Sale and Available Lots
         ------------------------------------------------------------
                           Under Option or Contract
                           ------------------------

                                                                  September 30,
                                                 ---------------------------------------------
                                                       1996            1995          1994
                                                       ----            ----          ----
  Number of homes in backlog .................              282             157           173
  Aggregate sales value of homes in backlog...      $33,405,000     $19,201,000   $22,399,000
  Available lots for sale.....................              583           1,006           226
  Available lots under option or contract ....              943           1,125         1,810

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

         The following table represents the total revenues from home sales by project:

                                              1996                  1995
                                              ----                  ----
  Weitzer at Chapel Trail                      22%                   39%
  Weitzer at Serena Lakes II                   25%                   26%
  Serena Lakes Townhomes                       15%                   17%
  Weitzer at Harmony Lakes                     33%                    -
  Weitzer at Deerfield Beach                    3%                    -
  Other                                         2%                   18%

The Company expects the future profit margins on sales in the Harmony Lakes project to be lower than the Company's historical profit margins due to the higher borrowing and land development costs associated with this project. The impact will be significant in fiscal 1997 and less significant in fiscal 1998 as the volume of home sales declines due to reduced available inventory in the project from one year to the next. The Company is unable to quantify with any certainty.

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

Comparison of the Years Ended September 30, 1995 and 1994
---------------------------------------------------------

Weitzer Homebuilding Partnerships

         Revenues from home sales decreased from approximately $53.3 million for the year ended September 30, 1994 to approximately $37.7 million for the year ended September 30, 1995 as a result of a decrease in the volume of home sales. This change reflects a 27.3% decrease in the number of homes delivered (from 407 to 296) and 2.9% decrease in average selling price of homes delivered (from $131,008 to $127,260). The large volume of home sales for the year ended September 30, 1994 was primarily due to an unusually high level of backlog and an increased demand for new homes which resulted from the effects of Hurricane Andrew (which occurred in August 1992). The high level of backlog was caused by delays in the Weitzer Homebuilding Partnerships' ability to deliver homes as a result of shortages in, and increased costs of, labor and materials following Hurricane Andrew. The increased costs of labor and materials also increased the sales prices of the Weitzer Homebuilding Partnerships' homes. In addition, the lower volume of home sales for the year ended September 30, 1995 reflects (i) the completion of a number of homebuilding projects which were generating sales during the year ended September 30, 1994, (ii) unrelenting bad weather in the fourth quarter which delayed delivery of homes and home closings since prospective home buyers were unable to obtain homeowners insurance during such periods and (iii) the fact that the Company is in the early development stage of certain new projects such as Weitzer at Harmony Lakes, The Hammocks at River Glen and the future phases of Weitzer at Serena Lakes II and Serena Lakes Townhomes which did not generate significant home closings during fiscal 1995.

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

         At September 30, 1996, the Company had borrowings from banks and third parties aggregating approximately $28.1 million. Scheduled and estimated maturities of the Company's borrowings for the years ended September 30, 1997, 1998 and 1999 are expected to be approximately $2.4 million, $9.3 million and $13.2 million, respectively. The Company anticipates that within the next twelve months it will fund the maturities of its debt and required expenditures relating to its developments primarily with cash flow from home sales and construction financing.

         On June 30, 1995, the Company entered into a loan agreement with Residential Funding Corporation ("RFC"), for a revolving credit facility (the "RFC Credit Facility") of $25.0 million (which may be increased to $50.0 million by the mutual consent of the parties) to be used by the Company for the acquisition, development and construction of new residential projects. Each project to be funded under the RFC Credit Facility will be subject to RFC's approval in its sole discretion. The revolving credit loans will have a maturity of no greater than 36 months from the date of the initial project closing and bears interest at the prime rate plus 1.00% per annum. In addition, RFC will receive an annual 0.5% commitment fee on the total RFC Credit Facility and a fee of 1% to 2% of the gross sales price of each unit or lot sold for which funds have been advanced from the RFC Credit Facility. The RFC Credit Facility is collateralized by a first mortgage on all property for which funds have been disbursed from the RFC Credit Facility. Simultaneously with the closing of the RFC Credit Facility, RFC approved a borrowing of $7.1 million under the RFC Credit Facility to be used for the Weitzer at Deerfield Beach community. The acquisition, development and construction loans payable of Weitzer at Deerfield Beach, Inc. relate to the Company's acquisition, through a subsidiary in May 1995, of land in Deerfield Beach, Florida, where it is developing the Weitzer at Deerfield Beach community. As of September 30, 1996, approximately $3.0 million remained available for the Deerfield Beach community project. On January 24, 1996 the RFC Credit Facility was amended to include (a) a maximum $1,000,000 promissory note for funding a portion of the initial escrow requirements for the planned acquisition of land to be used for the Malibu Bay at Chapel Trail project and (b) a $1,000,000 working capital note. As of September 30, 1996 approximately $600,000 is available under the working capital note. On February 28, 1996, RFC approved a borrowing of $5.5 million under the RFC Credit Facility to be used for the Tesoro at Forest Lakes project. As of September 30, 1996, approximately $3.3 million remained available for the Tesoro at Forest Lakes project. On June 30, 1996, RFC approved a borrowing of $11.0 million under the RFC Credit Facility to be used for the Weitzer at Harmony Lakes project. As of September 30, 1996, approximately $5.5 million remained available for the Weitzer at Harmony Lakes project. In conjunction with the Weitzer at Harmony Lakes approval the overall RFC Credit Facility was increased to $25.6 million.

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

Variability of Operating Results; Factors Affecting Future Results of Operations and Liquidity

         The Company has experienced and expects to continue to experience, significant variability in sales and net income as a result of, among other things, the stage of development of its projects, the timing of home closings, the cyclical nature of the homebuilding industry, changes in the costs of materials and labor, and the changes in prevailing interest rates and other economic factors. The Company's new sales contracts and home closings typically vary from period to period depending primarily on the stages of development of its projects. In the early stages of a project's development, the Company incurs significant start-up costs associated with, among other things, project design, land acquisition and development, zoning and permitting, construction and marketing expenses. Since revenues are recognized only upon the transfer of title at the closing of a sale of a home, there are no revenues during the early stages of a project. During the later stages of a project, however, costs are lower in relation to the revenues recognized. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that financial results may vary significantly from period to period. The Company's results of operations and liquidity could be affected by prevailing interest rates. Lower interest rates may result in increased demand for homes, increased sales, lower financing costs and lower costs of homes sold, while higher interest rates may result in lower demand for homes, lower sales, higher financing costs and higher costs of homes sold and, subsequently, reduced profitability. Although the Company has not experienced a sharp decline in the demand for its homes during recent periods in which interest rates have risen, further increases in interest rates could result in such a decline and have a material adverse effect on the Company's future results of operations and liquidity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO

         FINANCIAL STATEMENTS AND SCHEDULES

---------------------------------------------------------------------------Page
Report of Independent Accountants..........................................  12

Consolidated Balance Sheets as of September 30, 1996 and 1995..............  13

Consolidated Statements of Operations for the Years Ended
September 30, 1996, 1995 and 1994..........................................  14

Consolidated Statements of Changes in Shareholders' Equity for the Years
Ended September 30, 1996, 1995 and 1994....................................  15

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1996, 1995 and 1994 .........................................  16

Notes to Consolidated Financial Statements.................................  17


---------------------------

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


Coopers & Lybrand L.L.P.

/s/ Coopers & Lybrand L.L.P.

Miami, Florida
November 15, 1996, except for the last paragraph of
  Note 3 as to which the date is January 13, 1997

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 1996 AND 1995

                                                                         1996               1995
                                                                  -----------------   -----------------
ASSETS
------
Cash                                                            $        1,521,799  $        1,622,882
Restricted escrow funds                                                  1,666,121           1,815,859
Advances for future projects                                             1,945,277             280,290
Construction-in-progress                                                31,505,383          30,167,295
Model furnishings, net of accumulated depreciation
  of $238,640 and $159,284, respectively                                   870,251             565,703
Deferred loan costs, net of accumulated amortization
  of $752,030 and $454,790, respectively                                   628,480             769,387
Goodwill, net of accumulated amortization of $40,552
  and $11,928, respectively                                                388,821             417,445
Other assets                                                             1,147,656           1,283,499
                                                                  -----------------   -----------------

                                                                $       39,673,788  $       36,922,360
                                                                  =================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Customer deposits                                               $        1,666,121  $          965,659
Accounts payable and accrued liabilities                                 2,575,315           3,891,949
Acquisition, development and construction loans payable                 23,164,507          18,294,562
10% bonds payable, net of discount                                       3,371,650           3,155,450
5% debentures                                                            1,185,000             -
Notes and loans payable                                                    417,186             559,869
                                                                  -----------------   -----------------

                                                                        32,379,779          26,867,489
                                                                  -----------------   -----------------
Commitments and contingencies (Note 11)

Shareholders' equity:
  Preferred stock, $.01 par, 5,000,000 shares authorized,
    none issued and outstanding                                            -                   -
  Class A common stock, $.01 par, 40,000,000 shares authorized,
    2,360,254 and 2,032,663 shares issued and outstanding,
    repectively                                                             23,603              20,327
  Class B common stock, $.01 par, 1,500,000 shares authorized,
    issued and outstanding                                                  15,000              15,000
  Additional paid-in capital                                            10,330,950          10,133,042
  Accumulated deficit                                                   (3,075,544)           (113,498)
                                                                  -----------------   -----------------

                                                                         7,294,009          10,054,871
                                                                  -----------------   -----------------

                                                                $       39,673,788  $       36,922,360
                                                                  =================   =================

                 See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                    1996                1995               1994
                                                             ----------------    ----------------    ----------------
Revenues:
  Sales of homes                                             $    37,391,780     $    13,450,684     $       998,849
  Equity in earnings of affiliated partnerships                       -                  686,711           1,847,738
  Interest income                                                    149,459             130,664               7,055
  Other income                                                       231,858              63,967              -
                                                             ----------------    ----------------    ----------------

                                                                  37,773,097          14,332,026           2,853,642
                                                             ----------------    ----------------    ----------------
Operating costs and expenses:
  Costs of homes sold                                             35,425,713          11,403,230             769,561
  Selling expenses                                                 2,527,568           1,327,009              -
  General and administrative expenses                              2,234,404             922,637             275,062
  Depreciation and amortization                                      449,368             197,942              -
  Discontinued land acquisitions                                      32,254             310,686              -
  Interest expense                                                    65,836              64,708              -
                                                             ----------------    ----------------    ----------------

                                                                  40,735,143          14,226,212           1,044,623
                                                             ----------------    ----------------    ----------------

Income (loss) from operations                                     (2,962,046)            105,814           1,809,019
  Write-off of merger costs                                           -                   -                  261,870
                                                             ----------------    ----------------    ----------------

Income (loss) before income taxes                                 (2,962,046)            105,814           1,547,149

Income tax provision (benefit)                                        -                   37,000            (100,000)
                                                             ----------------    ----------------    ----------------

Net income (loss)                                            $    (2,962,046)    $        68,814     $     1,647,149
                                                             ================    ================    ================
Pro forma data (unaudited):
  Income before income taxes as reported above                                                       $     1,547,149
  Charge in lieu of income taxes                                                                             580,552
                                                                                                     ----------------

  Pro forma net income                                                                               $       966,597
                                                                                                     ================
Earnings (loss) per share:
  Net income (loss) per common share                         $         (0.81)    $          0.03
                                                             ================    ================

  Pro forma net income per common share                                                              $          0.54
                                                                                                     ================

  Weighted average number of common shares outstanding             3,649,204           2,277,950           1,801,300
                                                             ================    ================    ================


                See notes to consolidated financial statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994



                                                       Class A Common Stock          Class B Common Stock
                                                   ---------------------------    ---------------------------
                                                      Number                         Number
                                                     of shares     Amount           of shares        Amount
                                                   ------------   ------------    -------------  ------------
Balance October 1, 1993                                    --     $       --        1,500,000   $     15,000

Contributions                                              --             --             --             --

Distributions                                              --             --             --             --

Transfer of S-corporation undistributed earnings           --             --             --             --

Net income                                                 --             --             --             --
                                                   ------------   ------------   ------------   ------------

Balance September 30, 1994                                 --             --        1,500,000         15,000

Warrants issued in connection with
  private placement                                     432,663          4,327           --             --

Issuance of common stock                              1,600,000         16,000           --             --

Dividends - $0.08125 per share                             --             --             --             --

Net income                                                 --             --             --             --
                                                   ------------   ------------   ------------   ------------

Balance September 30, 1995                            2,032,663         20,327      1,500,000         15,000

Conversion of 5% debentures                             327,591          3,276           --             --

Dividends - $0.24375 per share                             --             --             --             --

Net loss                                                   --             --             --             --
                                                   ------------   ------------   ------------   ------------

Balance September 30, 1996                            2,360,254   $     23,603      1,500,000   $     15,000
                                                   ============   ============   ============   ============


                                                      Additional
                                                        Paid-in      Accumulated
                                                        Capital        Deficit           Total
                                                     ------------  -------------    -------------


Balance October 1, 1993                             $  1,466,536    $   (274,497)   $  1,207,039

Contributions                                             10,385            --            10,385

Distributions                                           (800,313)     (1,210,308)     (2,010,621)

Transfer of S-corporation undistributed earnings         344,656        (344,656)           --

Net income                                                  --         1,647,149       1,647,149
                                                    ------------    ------------    ------------

Balance September 30, 1994                             1,021,264        (182,312)        853,952

Warrants issued in connection with
  private placement                                      714,344            --           718,671

Issuance of common stock                               8,562,588            --         8,578,588

Dividends - $0.08125 per share                          (165,154)           --          (165,154)

Net income                                                                68,814          68,814
                                                    ------------    ------------    ------------

Balance September 30, 1995                            10,133,042        (113,498)     10,054,871

Conversion of 5% debentures                              693,370            --           696,646

Dividends - $0.24375 per share                          (495,462)           --          (495,462)

Net loss                                                    --        (2,962,046)     (2,962,046)
                                                    ------------    ------------    ------------

Balance September 30, 1996                          $ 10,330,950    $ (3,075,544)   $  7,294,009
                                                    ============    ============    ============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                                    1996            1995            1994
                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                             $ (2,962,046)   $     68,814    $  1,647,149
  Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
    Equity in earnings of affiliated
      partnerships                                                      --          (686,711)     (1,847,738)
    Current distribution of income from
      partnerships                                                      --            42,614       1,162,664
    Depreciation, amortization and other non-cash charges            607,747         197,942            --
    Write-off of merger costs                                           --              --           261,870
    Deferred income taxes                                               --            37,000        (100,000)
    Changes in assets and liabilities, net of acqusition:
      Restricted escrow funds                                        149,738        (931,187)           --
      Construction-in-progress                                      (888,720)    (17,688,606)        289,265
      Other assets                                                    51,242        (783,673)         (3,735)
      Customer deposits                                              700,462          80,987        (536,778)
      Accounts payable and accrued liabilities                    (1,316,634)      2,694,734         149,111
                                                                ------------    ------------    ------------
        Net cash provided by (used in)
          operating activities                                    (3,658,211)    (16,968,086)      1,021,808
                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Distributions from affiliated partnerships                            --              --           854,762
  Contributions to affiliated partnerships                              --              --           (72,783)
  Purchase of affiliated partnerships, net of cash acquired             --        (4,056,370)           --
  Purchase of model furnishings                                     (461,254)       (362,031)           --
  Advances for future projects                                    (1,664,987)      1,118,619        (684,480)
                                                                ------------    ------------    ------------

        Net cash provided by (used in)
          investing activities                                    (2,126,241)     (3,299,782)         97,499
                                                                ------------    ------------    ------------

Cash flows from financing activities:
  Loan from shareholder                                                 --            70,000         570,219
  Acquisition, development and construction loan borrowings       39,433,675      14,136,364            --
  Payments on acquisition, development and construction loans    (34,683,730)     (3,582,984)           --
  Payment of loan from shareholder                                      --          (640,219)           --
  Capital contributions by shareholder                                  --              --            10,385
  Note payable borrowings                                             58,976         619,500         500,000
  Payments on notes payable                                         (201,659)       (634,215)           --
  10% bonds payable borrowing                                           --         3,750,000            --
  Loan, deferred registration and
    terminated merger costs                                         (251,882)       (159,002)       (540,786)
  Proceeds from 5% debentures                                      1,743,451            --              --
  Proceeds from issuance of common stock and warrants,
    net of issuance costs                                               --         8,443,243            --
  Dividends and distributions to shareholders                       (495,462)       (165,154)     (2,010,621)
                                                                ------------    ------------    ------------

        Net cash provided by (used in)
          financing activities                                     5,683,369      21,837,533      (1,470,803)
                                                                ------------    ------------    ------------

Net increase (decrease) in cash                                     (101,083)      1,569,665        (351,496)

Cash, begining of period                                           1,622,882          53,217         404,713
                                                                ------------    ------------    ------------

Cash, end of period                                             $  1,521,799    $  1,622,882    $     53,217
                                                                ============    ============    ============

Cash paid during the period for interest, net of
  amounts capitalized                                           $    103,336    $     27,208    $       --
                                                                ============    ============    ============

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

         The Company periodically evaluates the carrying value of individual real estate projects based on estimated fair value less costs to complete and sell. Certain of the key assumptions used in the evaluation include sales price history, absorption history and cost of construction which includes estimates and an interest factor. During the fourth quarter of fiscal 1996, the Company recorded an impairment loss of $1,050,000.

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 2 - CONSTRUCTION-IN-PROGRESS

Construction-in-progress consists of the following at September 30, 1996 and 1995:

                                                                           1996                 1995
                                                                    ------------------    -----------------
 Land and land development                                        $        21,193,750   $       21,259,277

 Direct construction costs                                                  6,230,021            6,262,260

 Construction period interest, property taxes, overhead and
 other                                                                      4,081,612            2,645,758
                                                                    ------------------    -----------------
                                                                  $        31,505,383   $       30,167,295
                                                                    ==================    =================

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITION, DEVELOPMENT AND CONSTRUCTION LOANS PAYABLE

         Acquisition, development and construction loans payable consist of loans of the following subsidiaries at September 30, 1996 and 1995:

                                                                         1996                1995
                                                                   ----------------    -----------------
   Weitzer Homebuilding Partnerships                             $         780,217   $        4,380,264

   Weitzer Serena Lakes Homes II, Inc. and Weitzer Serena
     Lakes Townhomes, Inc.                                               4,591,955            2,902,930

   Weitzer at Harmony Lakes, Inc.                                       10,073,326            9,413,606

   Weitzer at Deerfield Beach, Inc.                                      4,111,916            1,597,762

   Weitzer at Forest Lakes, Inc.                                         2,207,093                -

   Weitzer Homebuilders Incorporated                                     1,400,000                -
                                                                   ----------------    -----------------
                                                                 $      23,164,507   $       18,294,562
                                                                   ================    =================

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

         Weitzer Serena Lakes Homes II, Inc. and Weitzer Serena Lakes Townhomes, Inc. Consists of (i) a $6.5 million line of credit for land acquisition and development which matures August, 2000 and bears interest at the prime rate plus 1.0%, (ii) a $5.0 million line of credit for

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construction which matures August, 2000 and bears interest at the prime rate plus 0.875% and (iii) a $300,000 promissory note for miscellaneous land acquisition which matures July, 1999 and bears interest at the prime rate plus 1.0%. As of September 30, 1996, approximately $3.7 million and $3.5 million was available under the lines of credit for land acquisition and development and construction, respectively. These loans are collateralized by a first mortgage on all properties for which funds have been disbursed and are guaranteed by the Company and the Company's Chairman of the Board.

         Weitzer at Harmony Lakes, Inc. Consists of (i) a $12.6 million revolving mortgage note for the financing of developed lots and unit construction which matures October, 1998 and bears interest at the prime rate plus 1.5% and (ii) a $11.0 million borrowing under the RFC Credit Facility for debt refinancing which matures June 1999. As of September 30, 1996, approximately $8.0 million and $5.5 million was available under the revolving mortgage note and revolving facility, respectively. The revolving mortgage note is collateralized by a first mortgage on all properties for which funds have been disbursed and is guaranteed by the Company. The Weitzer at Harmony Lakes, Inc. revolving mortgage note requires the Company to maintain a minimum tangible net worth. The Company was not in compliance with this covenants at September 30, 1996; however, on January 13, 1997 the lender has modified the covenant so that the Company was in compliance at September 30, 1996 and expects to be in compliance through October 1, 1997.

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following are the scheduled maturities of acquisition, development and construction loans payable as of September 30, 1996:

               1997                 $         2,180,217
               1998                           4,111,916
               1999                          12,580,419
               2000                           4,291,955
                                     -------------------
                                    $        23,164,507
                                     ===================

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - NOTES AND LOANS PAYABLE

         Notes and loans payable consist of the following at September 30, 1996 and 1995:

                                                                                        1996            1995
                                                                                    ------------    ------------
 Note payable to bank, bearing interest at prime rate plus 1%, principal payments of $4,000 due monthly with interest through January 2000, personally
 guaranteed by the Company's Chairman of the Board of Directors                    $     160,000   $     208,000

 Finance agreement payable for insurance, bearing interest at 9.24%, principal and interest payment of $7,907 through January 1996 and $6,032 through April
 1996                                                                                      -              41,817

 Note payable to bank, bearing interest at 8.5%, principal and interest payments of $1,673 due monthly through June 1998, collateralized by certain office
 equipment                                                                                33,305          49,785

 Note payable to bank, bearing interest at 8.0%, principal and interest payments
 of $823 due monthly through April 2000, collateralized by a vehicle                      29,367           -

 Capital lease payable with interest imputed at 13.44%, payment of $8,857 due monthly through August 1998 with a balloon payment of $29,024 due September
 1998, collateralized by certain model furnishings                                       180,430         260,267

 Capital lease payable with interest imputed at 10.00%, payment of $908 due
 monthly through September 1998, collateralized by certain field equipment                14,084           -
                                                                                    ------------    ------------
                                                                                   $     417,186   $     559,869
                                                                                    ============    ============

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following are the scheduled maturities of notes and loans payable as of September 30, 1996:

                       1997         $     170,793
                       1998               170,948
                       1999                57,153
                       2000                18,292
                                     -------------
                                    $     417,186
                                     =============

NOTE 5 - 10% BONDS PAYABLE

         Bonds payable, net of discount, consists of the following at September 30, 1996 and 1995:

                                    1996               1995
                               ----------------   ----------------
  10% bonds with a scheduled
  maturity in June 1998;            $3,750,000         $3,750,000
    interest due quarterly
  Original issue discount             (378,350)          (594,550)
                               ----------------   ----------------
                                    $3,371,650         $3,155,450
                               ================   ================

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The warrants issued in the Private Placement became exercisable in April 26, 1995 following the Company's initial public offering. These warrants were exercised on July 21, 1995 and 432,663 shares of Class A Common Stock were issued by the Company on such date.

         Under the terms of the bonds, the Company may not declare or pay any dividend or make any other distribution on any equity securities of the Company (except dividends or distributions payable in equity securities of the Company), if, upon giving effect to such dividend or distribution, the net worth of the Company would be reduced to less than an amount equal to 120% of the remaining indebtedness outstanding under the bonds.

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Net deferred taxes consist of the following components as of September 30, 1996 and 1995:

                                              1996             1995
                                              ----             ----
  Deferred tax assets:
    Loss carryforwards                           $738,000         $63,000
    Accrued expenses                               56,000
    Non-deductible writedown of assets            395,000
    Non-deductible contributions                    4,400
    Less: valuation allowance                 ($1,130,400)
                                        ------------------  --------------
                                                   63,000          63,000
                                        ------------------  --------------
  Deferred tax liabilities
                                        ------------------  --------------
  Net deferred tax asset
  (included in other assets)                       63,000          63,000
                                        ==================  ==============

         Reconciliation of the differences between income taxes (benefit) computed at federal statutory tax rates and the Company's recorded provision (benefit) for income taxes are as follows:

                                       1996           1995         1994
                                       ----           ----         ----
  Expected tax benefit at
   Federal statutory rate             (34.0)%         34.0 %      (34.0)%
  State income tax (benefit), net      (3.6)%          3.6 %       (3.6)%
  Surtax exemption                                    (2.6)%
  Valuation allowance                  37.6 %
                                   ------------    -----------  -----------
                                        0.0 %         35.0 %      (37.6)%
                                   ============    ===========  ===========

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - BENEFIT PLANS

         In June 1994, a Performance Incentive Plan (the "Incentive Plan") was adopted by the Company's Board of Directors and approved by its sole shareholder. Pursuant to the Incentive Plan stock options, stock appreciation rights ("SARs"), and restricted stock may be granted to eligible persons. The Incentive Plan provides that, at any given time, the maximum number of shares of common stock with respect to which stock options or SARs may be granted or which may be issued pursuant to restricted stock awards will be 125,000. At September 30, 1996, no stock options, SARs or restricted stock awards have been granted pursuant to the Incentive Plan.

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

                                          October 1,          Year Ended
                                         through 1994        September 30,
                                         May 3, 1995             1994
                                        ----------------   ---------------
 Revenues                              $      3,395,996   $    53,662,146
 Costs of homes sold                         (2,852,187)      (45,710,767)
 Selling and other expenses                    (402,564)       (3,497,209)
                                        ----------------   ---------------
 Net income                            $        141,245   $     4,454,170
                                        ================   ===============

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

 Revenues                                                      $    37,924,941
 Costs of homes sold                                                31,891,433
 Selling and other expenses                                          4,844,151
                                                                ---------------
 Income before income taxes                                          1,189,357
 Provision for income taxes and charge in lieu of
 income taxes                                                          416,241
                                                                ---------------
 Net income                                                    $       773,116
                                                                ===============
 Net income per share                                          $          0.24
                                                                ===============
 Weighted average number of shares                                   3,186,940
                                                                ===============

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company acquired the remaining interests in its affiliated partnerships for $6,537,711, inclusive of $2,481,372 of cash acquired (net $4,056,370). In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired               $16,431,578
Cash paid                                     6,537,711
                                            -----------
Liabilities assumed                         $ 9,893,867
                                            ===========

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - RISKS AND UNCERTAINTIES

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