Form 10-K
period 1997-09-30
WEITZER HOMEBUILDERS INC
filed 1998-01-13
CIK 926613

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended September 30, 1997

             [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to ____

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

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of December 26, 1997 was approximately $1,826,198 based on the $0.8438 closing price for the Class A Common Stock as reported on Nasdaq on such date.

     As of December 26, 1997, Weitzer Homebuilders Incorporated had 2,360,254 shares of Class A Common Stock, $.01 par value, and 1,500,000 shares of Class B Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part IV are incorporated by reference by certain of the Company public filings made pursuant to the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the Company's quarterly reports on Form 10-Q for the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997 and the Company's registration statement on Form S-1 filed pursuant to the Securities Exchange Act of 1933.

================================================================================

                        Weitzer Homebuilders Incorporated

                                    FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                                      Page
                                                                                                            ----
Item 1.     Business......................................................................................     3

Item 2.     Properties....................................................................................    15

Item 3.     Legal Proceedings.............................................................................    15

Item 4.     Submission of Matters to a Vote of Security-Holders...........................................    15

Part II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...........................................................................    16

Item 6.     Selected Financial Data.......................................................................    18

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................................    21

Item 8.     Financial Statements and Supplementary Data...................................................    30

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................................................    53

Part III

Item 10.    Directors and Executive Officers of the Registrant............................................    53

Item 11.    Executive Compensation........................................................................    53

Item 12     Security Ownership of Certain Beneficial Owners
            and Management................................................................................    59

Item 13.    Certain Relationships and Related Transactions................................................    60

Part IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K...........................................................................    61

Signatures          ......................................................................................    63

PART I

ITEM 1.  BUSINESS

General

         Weitzer Homebuilders Incorporated (the "Company"), organized in Florida in 1994, is engaged, through its subsidiaries, primarily in the design, construction and sale of single-family homes and townhomes in Dade and Broward Counties located in South Florida. The Company offers a wide variety of moderately-priced homes that are designed to appeal to the entry level and first time move-up buyers. The Company has delivered approximately 1,946 homes in the past six fiscal years, including 484 in the fiscal year ended September 30, 1997. Sales prices of the Company's homes range from approximately $80,000 to $185,000 and the average sales price of homes delivered during the fiscal year ended September 30, 1997 was approximately $115,000. At present the Company has ten communities in various stages of planning and development, including eight communities in which the Company is currently offering homes for sale. At September 30, 1997, the Company had 1045 available lots for sale and 1420 available lots under option or contract compared to 583 available lots for sale and 943 available lots under option or contract at September 30, 1996. There is no assurance that all lots available for home construction will in fact be used for construction of homes since construction and sales of homes are subject to a variety of factors, including, without limitation, general and local economic conditions, availability of financing, interest rates and government regulation.

         Prior to May 1995, the Company conducted substantially all of its homebuilding operations through general partnerships (the "Weitzer Homebuilding Partnerships"), in which one general partner was a subsidiary of the Company and the other general partner was a subsidiary of an unaffiliated third party (the "Financial Partner"). Each general partnership was involved in the development of one specific homebuilding project. In May 1995, with a portion of the net proceeds of the Company's initial public offering, the Company acquired the capital stock of the existing Financial Partner affiliates (the "Partnership Acquisition"). Since that time, the Company consolidates the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. Unless the context requires otherwise, all references to the Company shall include its subsidiaries.

         The Company's principal executive offices are located at 5901 N.W. 151st Street, Suite 120, Miami Lakes, Florida 33014, (305) 819-4663.

Operating Strategy

           The operating strategy of the Company currently emphasizes the following elements:

         -Affordable Housing and Value Pricing. The Company offers a wide variety of affordable to moderately-priced homes that are designed to appeal to the entry-level and first time move-up buyers. The Company strives to price its homes competitively, while providing perceived innovative designs, including architectural details and amenities in several of its projects typically found in more expensive homes, such as cathedral ceilings, recessed lighting, glass block, security and intercom systems. The Company's models afford prospective home buyers a variety of options and features so that they may customize their designs to suit their needs. In 1997, Weitzer built both detached single family homes in three product lines and townhomes of three different product types.

         -Commitment to Quality and Customer Service. The Company acts as the general contractor for its projects and requires that its subcontractors and suppliers use quality, durable materials in the construction of its homes. The Company generally provides home buyers with at least a one-year warranty on workmanship and building materials and, in 1997 provided all home buyers with a ten-year structural warranty.

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

         -South Florida Market. Although the Company is continuously evaluating locations for new residential communities the Company anticipates that in the near term its business and earnings will continue to be derived principally from the South Florida market. Based on the Company's knowledge of the South Florida homebuilding market, the Company believes it has certain competitive advantages in such market, including understanding of, and experience with the local market; controls and cost savings that result from the Company's centralized operations; and an experienced sales force that is generally employed on a long-term rather than project-by-project basis.

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

Summary of Residential Projects

         The following information concerns the projects being developed and projects planned for future development as of September 30, 1997:


        Projects Currently Being Developed

                                                                                                        Range of Base
                                                        Number        Homes         Lot         Year     Home Prices
 Name                       Location                   of Homes     Delivered    Inventory     Opened       (000s)
 ----                       --------                   --------     ---------    ---------     ------   -------------
 Malibu Bay                 Pembroke Pines (Broward)       249            1         248 (1)     1997    $   86 - 107
 Serena Lakes II            Southwest Dade                 376          352          24         1993    $   86 - 107
 Serena Lakes Townhomes     Southwest Dade                 264          245          19         1994    $   80 -  85
 Harmony Lakes              Southwest Broward              407          221         186         1995    $  100 - 170
 Deerfield Beach            Deerfield (Broward)            151          101          50         1995    $  119 - 144
 Tesoro at Forest Lakes     Southwest Dade                 251           65         186         1996    $  107 - 129
 Lago Del Sol at Serena
 Lakes                      Southwest Dade                 284             0         284        1997    $    80 - 85

(1) Includes 124 lots owned and 124 lots which the Company has under contract at Malibu Bay. The Company also has an additional 251 lots under option.

      Projects Planned For Future Development

                                                                                             Range of Base
                                                                 Number       Expected To    Home Prices
  Name                              Location                    of Homes      Be Opened         (000s)
  ----                              --------                    --------      ---------      -------------
  Fiesta at Serena Lakes Estates    Southwest Dade                  70         Jan 1998      $120-130
  Los Castillos at Windsor Palms    Southwest Broward              102         Jan 1998      $203-250

         The development of projects planned for future development depends upon numerous factors, including the financial condition of the Company and the homebuilding industry, general and local economic conditions, availability of financing, interest rates, housing demand, availability of qualified labor and materials, sufficiency of infrastructure and government regulation. There is no assurance that any of the land under option or contract will be acquired by the Company or that any of the planned projects will be completed and, if completed, there is no assurance that the information relating to the number and types of homes, prices or community features will not change materially.

         Descriptions of the Company's projects follow:


     Malibu Bay. Located in Pembroke Pines, Broward County, Florida this townhome community of 249 lots is offered to the first time homebuyer at base sales prices of $86,000 to $107,000. The Company has purchased 125 lots and is under contract to purchase 124 lots from May 1998 thru February 1999. The Company also has an option on an additional 251 lots to be purchased starting in 1999 although there is no assurance that capital resources can be obtained to complete such purchases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Serena Lakes II. Located in southwest Dade County, Florida, Weitzer at Serena Lakes II opened in December 1993 and includes 376 single-family homes. The homes contain from 1,141 to 1,787 square feet and are currently being offered at base prices ranging from $86,000 to $107,000. Weitzer at Serena Lakes II is the second phase of a three phase community of 70 acres, which includes 76 single-family homes in Weitzer at Serena Lakes which were sold during the first phase and also includes Serena Lakes Townhomes, which is discussed below.

         Serena Lakes Townhomes. Serena Lakes Townhomes is a community located in southwest Dade County, Florida. The townhome community contains 264 townhomes surrounding a central lake and includes three community pools, each with a cabana center. The townhomes contain from 1,209 to 1,325 square feet and the current base sales prices range from $80,000 to $85,000.

         Harmony Lakes. Located in the City of Davie, in Broward County, Florida, this community has 236 single-family homes which are targeted to first-time move-up buyers and 171 townhomes which are targeted to entry level buyers. The single family homes are currently offered at base prices ranging from approximately $140,000 to $170,000. The townhomes are currently offered at base prices ranging from approximately $100,000 to $110,000. The community contains a recreation facility complete with community pool.

         Deerfield Beach. Located in Deerfield, in Broward County, Florida, Weitzer at Deerfield Beach includes 151 single-family homes. This lakeside community targets both the entry level buyer and the first-time move-up buyer and homes are currently offered at base prices ranging from approximately $119,000 to $144,000.

         Tesoro at Forest Lakes. Located in West Kendall, Dade County, Florida this townhome/villa community of 251 lots is located in the master planned community of Forest Lakes. Tesoro at Forest Lakes targets the entry level home buyer and homes are currently being offered at base prices ranging from $107,000 to $129,000.

         Lago del Sol. Located in Southwest Dade County, Florida this townhome community of 284 lots will be offered to first time homebuyers with base selling prices ranging from $80,000 to $85,000. The sales program opened here in December 1997.

           Descriptions of the Company's projects planned for future development follow:

         Fiesta at Serena Lakes Estates. The Company has purchased approximately 16 acres of land adjacent to the current Serena Lakes II project and will build 70 single family homes. The homes will contain 1,400 to 2,000 square feet and will be offered at $120,000 to $130,000. Sales are currently expected to commence in January 1998.

         Los Castillos at Windsor Palms. This community of 102 upscale homes located in Miramar, Southwest Broward County, Florida will have base selling prices ranging from $203,000 to $250,000. Sales are expected to begin in January 1998.

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

         The Company has a fully integrated construction and accounting software package which utilizes the critical path method as the basis of the system. The critical path method details the integral steps necessary for the complete construction of a home and sets forth specific milestones and the timing necessary to achieve the milestones so that the Company can track the progress of the construction on each of its homes. All data is updated on a daily basis resulting in current information by project and by individual unit to increase the likelihood of, among other things, timely completion of homes under construction.

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

         Each model complex consists of three to five models. Most models are fully merchandised to accentuate the design and size of the home. The merchandising is based upon the demographics and lifestyles of the target buyer. Upgrades in many of the Company's current homes include ceramic tiles, oversized kitchens and a separate shower and roman tub in master baths, Spanish tile roofs, brick paved driveways and walkways, security systems, and an upgraded designer full appliance package. Each project's sales center contains graphic displays of the floor plans and a community site plan, as well as information on the history of the Company.

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

Warranties, Bonds and Other Obligations

         The Company is often required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1997, the Company had approximately $800,0000 in letters of credit and performance bonds outstanding in connection with its development and construction activities.

         The Company generally provides home buyers with at least a one-year warranty on workmanship and building materials and, in certain instances such as when financing is provided through a government loan or where city codes require, a ten-year structural warranty. The cost of providing extended warranties and warranty services was not material during the fiscal year ended September 30, 1997. The subcontractors who perform most of the actual construction in turn provide warranties of workmanship to the Company typically of one year in duration following completion of their work and perform substantially all of the warranty work at no cost to the Company. The Company has not sustained any material claims for warranty services under its ten-year structural warranty program.

         The Company also has obligations to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots which have not been closed in such developments. To date, the Company has incurred minimal costs to subsidize homeowners' associations, as such associations' revenues have been adequate to cover their operating costs.

Employees: Leasing Arrangement

         At September 30, 1997, the Company leased the services of approximately 59 persons, of whom approximately 14 were sales and marketing personnel, 13 were executive, administrative and clerical personnel and 32 were involved in construction. All of the personnel of the Company are employees of Paychex Business Solutions, Inc. ("PBS"), which has an agreement for services with the Company. PBS is a vehicle for small businesses to obtain workers' compensation and health care coverage at a discounted large group rate. PBS is the employer of record and assumes all payroll obligations and certain employee benefits administration (such as payroll preparation, payment and reporting of payroll taxes, maintaining employee health insurance and related benefits and workers' compensation reporting) with respect to the personnel of the Company, while allowing the Company to retain management control of these persons, including supervision, job description and salary determinations. The Company determines changes in staffing levels and makes recommendations to PBS with respect to the hiring and firing of personnel. Although PBS has the right to do so, PBS has never failed to accept the recommendation of the Company with respect to hiring and firing of personnel. The Company prepays PBS for any payroll taxes, workers' compensation and health insurance and receives a report each quarter from PBS's certified public accountants as to whether such payroll taxes were filed and paid in a timely manner. Should PBS fail to pay payroll taxes, workers' compensation or health insurance, the Company may be liable for such obligations. References to employees of the Company will include individuals whose services are leased from PBS. The Company believes that its relations with its personnel and subcontractors are satisfactory.

Directors and Executive Officers of the Registrant

         The following table sets forth information, with respect to each person who is currently an executive officer or director of the Company, as indicated below.


NAME                                  AGE                            POSITION
-------------------------------------------------------------------------------------------------------
Harry Weitzer                         55                    Chairman of the Board, President
                                                               and Chief Executive Officer
Edward Dwier                          58                    Vice President - Controller
Leigh Feldsteen                       42                    Homebuilding Division - President
Peter Kleinerman                      45                    Executive Vice President
James Rosewater                       31                    Vice President--Marketing
Harry Speizer                         50                    Senior Vice President - Real Estate

Ivan Faggen                           57                    Director and Vice-Chairman of the Board
Joseph B. Rose                        63                    Director
Lawrence Hellring                     50                    Director
Michael Ambrosio                      50                    Director


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

         Leigh Feldsteen has served as Homebuilding Division-President since August 1996. From March 1995 to August 1996 Mr. Feldsteen served as the sales and marketing manager and national director of sales training for Morrison Homes, Inc,. From January 1993 to January 1995 Mr. Feldsteen served as national corporate sales trainer for The Ryland Group, Inc.

         Peter Kleinerman has served as Executive Vice President of the Company since March 1997. From November 1995 to March 1997 Mr. Kleinerman served as the President of Jadan Capital Corp. which provided operational and strategic advisory services to growing companies. From February 1993 to November 1995 Mr. Kleinerman served as Executive Vice President and in other capacities at Atlantic Gulf Communities Corp., a public real estate development company.

         James Rosewater has served as Vice President-Marketing since May 1995. From December 1993 to April 1995, Mr. Rosewater served as Director of Marketing for Johnson Group Management, Inc./Dry Clean USA, Inc. From December 1989 to December 1993, Mr. Rosewater served as Director of Marketing for Dry Clean USA, Inc. Mr. Rosewater is Mr. Weitzer's son-in-law.

         Harry Speizer has served as Senior Vice President-Real Estate since March 1997. Prior to joining the Company Mr. Speizer was President of the Speizer Company, a real estate consulting, brokerage and development firm established by Mr. Speizer more than five years ago.

         Edward Dwier has served as Vice President-Controller since October 1997. From December 1978 to January 1997 Mr. Dwier served as Vice
President-Finance for the Illinois Division of Pulte Home Corporation.

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

         Lawrence Hellring has served as a Director of the Company since March 1996. Mr. Hellring is president and owner of Superior Windows Corp. Mr. Hellring has been associated with Superior Windows Corp., a privately held manufacturing company for the past eleven years.

         Michael Ambrosio has served as a Director of the Company since May 1996. Mr. Ambrosio is vice president of Simkins Industries, Inc. and executive vice president of Westfield Financial Corp., the real estate investment division of Simkins Industries, Inc. Mr. Ambrosio has been associated with Simkins Industries, Inc. for the past five years.

ITEM 2.  PROPERTIES

         The Company's principal business offices are in Miami Lakes in Dade County, Florida and consist of 9,000 square feet which are being leased from an unaffiliated third party through 1999. Management believes that its existing facility will be adequate for its purposes for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been involved from time to time in litigation arising in the ordinary course of business. The Company is not currently a party to any litigation which the Company believes could have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

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


                              Class A Common Stock
                              --------------------

            Quarterly Period Ended        High Bid         Low Bid
            ----------------------        --------         -------
            September 30, 1997            $1 9/16          $1
            June 30, 1997                 $2 1/8           $1
            March 31, 1997                $2 1/4           $1 7/16
            December 31, 1996             $2 5/8           $1 1/4

            September 30, 1996            $2 5/8           $1 3/4
            June 30, 1996                 $3 3/4           $1 3/4
            March 31, 1996                $5               $3 1/8
            December 31, 1995             $6 1/2           $3 3/4


         As of December 26, 1997, there were approximately 73 holders of record of the Company's Class A Common Stock. This number does not include approximately 1,050 beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

         The "Earnings Achievement Date" is a date which is 10 business days following the filing by the Company with the Securities and Exchange Commission of the first Form 10-Q or Form 10-K, as the case may be (the "SEC Report"), which reflects that, as of the last day of the period to which such SEC Report relates, the Company has had an aggregate of $7,500,000 of Operating Income earned since April 1, 1995 (the "Earnings Achievement"). "Operating Income" of the Company for any fiscal period means the Consolidated Net Income for such period, (x) increased or decreased by all income tax expense or benefit for such period, and (y) decreased by all dividends paid or accrued during such period. "Consolidated Net Income" of the Company for any period means the consolidated income or loss of the Company and its subsidiaries as set forth on the Company's consolidated statement of income for any such fiscal period and as determined in accordance with generally accepted accounting principles consistently applied, provided that (i) the results of operations of any person acquired in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded, and (ii) (a) any gains or losses from assets sales or reserves related thereto (other than a disposition of housing inventory in the ordinary course of business), (b) any gains or losses upon the extinguishment of indebtedness, including the write-off of unamortized deferred loan costs and unamortized original issue discount in connection with the retirement of the Company's 10% Bonds (as discussed below), or any amortization relating to original issue discount and deferred loan costs in connection with such 10% Bonds, and (c) any extraordinary gains or losses, shall be excluded. No later than (i) 45 days after the end of the Company's fiscal quarter which is not the year-end or (ii) 90 days after the fiscal year-end, as the case may be, the Chief Financial Officer of the Company shall determine if the Earnings Achievement has occurred.

         Under the terms of the Company's outstanding 10% Bonds due June 30, 1998 ("10% Bonds"), the Company may not declare or pay any dividend or make any other distribution on any equity securities of the Company (except dividends or distributions payable in equity securities of the Company), or purchase, redeem or otherwise acquire, or permit a subsidiary to purchase, redeem or otherwise acquire, any equity securities of the Company (other than equity securities acquired in exchange for securities of the Company and certain equity securities issued to employees, directors or consultants), if, upon giving effect to such dividend, distribution, redemption or other acquisition, the net worth of the Company would be reduced to less than an amount equal to 120% of the remaining indebtedness outstanding under the 10% Bonds. As of September 30, 1997, the indebtedness outstanding under the Company's 10% Bonds was approximately $3,750,000, excluding accrued interest thereon of $93,000, and the consolidated net worth of the Company as of September 30, 1997 was approximately $4,126,000.

         The Company is also restricted under the terms of the existing loan agreements from declaring or paying any dividend or making any other distribution on any shares of capital stock of the Company (other than for the dividends on the Class A Common Stock and Class B Common Stock set forth in the Company's Articles of Incorporation).

         The Company had determined that it is currently in the best interest of the Company and its shareholders to retain all earnings and to forego the August 15, 1996, the November 15, 1996 and all of the 1997 regularly scheduled cash dividend payments on its outstanding shares of Class A and B Common Stock. The Company's determination to forego such payment was based in part, on the Board of Directors determination that such cash would be better used to facilitate the Company's growth. Cash dividends on the Class A and B Common Stock are cumulative, and accordingly, the amount of such dividends would innure for the benefit of the Company's shareholders. The Company would accrue such dividends on its financial statements only if the Company's Board of Directors has declared such dividends. The Company will continue to evaluate future cash dividend payments depending upon then current business conditions, opportunities for growth and on the then current financial condition of the Company. Accordingly, no assurance can be given as to when the Company plans on resuming, if at all, the payment of such cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for the Company. As of September 30, 1994, Harry Weitzer contributed all of the outstanding shares of capital stock of certain corporations which were general partners of the Weitzer Homebuilding Partnerships (the "Weitzer Subsidiaries") to the Company in exchange for 1,500,000 shares of Class B Common Stock (the "Weitzer Entities Exchange"). The selected consolidated financial data give effect to the Weitzer Entities Exchange for each of the relevant periods, and treats the Weitzer Entities Exchange on a basis similar to a pooling of interests, which has the effect of combining all companies as if the combination had been effective for the periods presented. Prior to May 1995, the Company conducted substantially all of its operations through the Weitzer Homebuilding Partnerships. See -"Business." During that time, the Company used the equity method to account for its investment in the Weitzer Homebuilding Partnerships and, accordingly, the selected consolidated financial data of the Company during this time do not include the revenues, assets or equity of the Weitzer Homebuilding Partnerships. Following the acquisition of the interests of the affiliates of the Financial Partner in May, 1995, the Company consolidated the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. The selected consolidated financial data of the Company for the five fiscal years ended September 30, 1997 have been derived from the Company's audited consolidated financial statements. Prior to September 30, 1994, the Weitzer Subsidiaries operated as S-Corporations under the Internal Revenue Code of 1968 as amended, and, accordingly, the Weitzer Subsidiaries' taxable income was taxed directly to the sole shareholder. Pro forma net income and pro forma net income per share amounts assume that the Company was subject to federal income taxes and taxed as a C-Corporation at the effective tax rates in existence for the periods.

Selected Financial Information for the Company


---------------------------------------------------------------------------------------------------------------------
                                                                 YEARS ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------------------------
                                             1993           1994           1995            1996            1997
                                             ----           ----           ----            ----            ----
 INCOME STATEMENT DATA:
 Equity in earnings of 50%-owned
  affiliated partnerships(1)              $  509,334     $1,847,738    $    686,711     $   --         $   --
 Sales of homes                              112,390        998,849      13,450,684      37,391,780     55,419,763
 Net income (loss)                           492,899      1,647,149          68,814      (2,962,046)    (3,168,279)
 Net income (loss) per share                  --             --               $0.03          $(0.81)        $(0.82)
 Pro forma net income                        307,603        966,597(2)         --           --             --
 Pro forma net income per share                $0.17          $0.54            --           --             --
 Average number of shares
  outstanding                              1,801,300(3)   1,801,300(3)    2,277,950       3,649,204      3,860,254
 Dividends declared per share                 --             --               $0.08           $0.24        --
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                       September 30,
                                        -----------------------------------------------------------------------------
                                             1993           1994           1995            1996            1997
                                             ----          ----           ----            ----            ----
 BALANCE SHEET DATA:
 Land and construction-in progress        $   --         $    --       $ 30,167,295     $31,505,383    $39,181,888
 Total assets                              1,780,705      2,228,209      36,922,360      39,673,788     41,446,861
 Total liabilities                           573,666      1,374,257      26,867,489      32,379,779     37,321,131
 Shareholders' equity                      1,207,039        853,952      10,054,871       7,294,009      4,125,730
---------------------------------------------------------------------------------------------------------------------


-----------------------------------

     (1) Equity in earnings of 50%-owned affiliated partnerships represents the Company's share of the income of the Weitzer Homebuilding Partnerships. Each partnership's income was allocated to the partners first as a preferred return on partners' capital (which is principally contributed by the Financial Partner affiliates), with the balance of income shared equally; all losses were shared equally. Selected combined financial information of the Weitzer Homebuilding Partnerships is set forth below.

     (2) Includes a charge of approximately $262,000 relating to the write-off of costs incurred in connection with a terminated merger agreement.

     (3) Based upon (i) 1,500,000 shares of Class B Common Stock presently outstanding, and (ii) 301,300 shares of Class A Common Stock (based on an initial public offering price of $6.50 per share and net of Class A Common Stock assumed to have been repurchased at such initial public offering price per share under the treasury stock method) assumed to be outstanding upon the exercise for $.10 per share of warrants then outstanding.

Selected Combined Financial Information of the Company and the Weitzer Homebuilding Partnerships

                                                                  Years Ended September 30,
                                            -----------------------------------------------------------------------
                                                     1992              1993              1994             1995
                                                     ----              ----              ----             ----
                                                                                                        (unaudited)
 INCOME STATEMENT DATA:
 Sales of homes                                   $21,336,433       $34,038,889      $53,320,277       $37,669,019
 Cost of homes sold                                18,245,203        29,201,090       45,710,767        31,876,433
 Other costs and expenses                           2,640,262         3,630,347        3,497,209         3,531,052
 Net income                                           512,603         1,356,127        4,454,170         2,261,534

                                                               September 30,
                                            -----------------------------------------------------
                                                     1992              1993              1994
                                                     ----              ----              ----
 BALANCE SHEET DATA/(1)/:
 Real estate inventories                          $21,214,968       $29,224,358      $16,802,444
 Total assets                                      24,426,848        34,961,017       21,187,373
 Total liabilities                                 18,630,006        26,815,367       14,594,117
 Partners' equity:
    Weitzer Entities                                  701,350         1,186,816        1,089,911
    Financial Partner                               5,095,492         6,958,834        5,503,345

-------------------------------

     /(1)/ Following the Partnership Acquisition in May, 1995, the Company consolidates the operations of the Weitzer Homebuilding Partnerships with the consolidated financial statements of the Company.

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

Results of Operations

General
-------

         Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes which have been sold but not started. At September 30, 1997, approximately 70% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. The Company estimates that the cancellation rate on homes for which a sales contract was signed for the fiscal year ended September 30, 1997 was approximately 15% to 20%.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option
--------------------------------------------------------------------------
or Contract
-----------

                                                                     September 30,
                                                        --------------------------------------
                                                               1997               1996
                                                               ----               ----
 Number of homes in backlog                                         239                 282
 Aggregate sales value of homes in backlog                  $26,865,000         $33,405,000
 Available lots for sale                                          1,045                 583
 Available lots under option or contract                          1,169                 943

Comparison of the Years Ended September 30, 1997 and 1996
---------------------------------------------------------

         Revenues from home sales increased from approximately $37.4 million for the year ended September 30, 1996 to approximately $55.4 million for the year ended September 30, 1997. This change reflects a 5.4% decrease in the average selling price of homes delivered (from $121,009 to $114,503) due to changes in product mix offset by a 56.6% increase in the number of homes delivered (from 309 to 484).

         Cost of homes sold increased from approximately $35.4 million for the year ended September 30, 1996 to approximately $51.7 million for the year ended September 30, 1997, primarily as a result of the increase in the number of homes delivered. Cost of homes sold as a percentage of homes sales decreased from 94.7% during the year ended September 30, 1996 to 93.4% for the year ended September 30, 1997. Cost of homes sold also includes impairment charges of $2,652,000 in fiscal 1997 and $1,050,000 in fiscal 1996 related to the Company's assessment of the recoverability of certain costs of real estate projects performed in the respective year ends.

         Selling, general and administrative ("SG&A") expenses increased from approximately $4.8 million for the year ended September 30, 1996 to approximately $6.2 million for the year ended September 30, 1997 due to the increase in sales volume. SG&A expenses as a percentage of total revenues decreased from 12.7% for the year ended September 30, 1996 to 11.1% for the year ended September 30, 1997.

         Total expenses increased from approximately $40.7 million for the year ended September 30, 1996 to approximately $59.0 million for the year ended September 30, 1997. The increase is attributed primarily to the increase in the cost of homes sold as discussed above. The increase also included a charge for the impairment of Goodwill of approximately $331,000. Based on a review performed at fiscal year end 1997, the Company determined that the Goodwill had no continuing value and, accordingly, recorded an impairment charge.

         Net loss increased from approximately $3.0 million for the year ended September 30, 1996 to a loss of approximately $3.2 million for the year ended September 30, 1997, primarily as a result of the impairment charges previously discussed.

Comparison of the Years Ended September 30, 1996 and 1995
---------------------------------------------------------

The Company as compared to the Combined Weitzer Homebuilding Partnerships

         The revenues from home sales decreased from approximately $37.7 million for the year ended September 30, 1995 to approximately $37.4 million for the year ended September 30, 1996. This change reflects a 4.9% decrease in the average selling price of homes delivered (from $127,260 to $121,009) due to changes in product mix partially offset by a 4.4% increase in the number of homes delivered (296 to 309).

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

Liquidity and Capital Resources

         General. As is typical in the homebuilding industry, the Company will require both short-term and long-term financing. Such needs will depend upon the Company's construction volume, asset turnover and land acquisitions. The Company's most significant sources of funds are proceeds realized from home closings; proceeds from acquisition, development and construction financing provided by financial institutions or other lenders; and seller financing for land purchases. The Company will continue seeking to procure additional outside financing in both the short- and long-term, as more fully described below, for its future projects and on-going capital requirements.

         The $3.75 million principal amount outstanding of the 10% Bonds, together with accrued and unpaid interest thereon, will become due and payable in full upon the earlier to occur of (i) June 30, 1998, or (ii) the receipt by the Company of at least $12.0 million of gross proceeds from the public or private sale of its equity securities (other than sales prior to October 7, 1994 or from the sale of units in the Company's October 7, 1994 Private Placement). As of September 30, 1997, the Company will be required to repay the 10% Bonds upon any additional sales of equity securities in excess of approximately $815,000. While the 10% Bonds are outstanding, this prepayment obligation will materially adversely affect the Company's ability to finance its activities through the sale of equity securities. In addition, it is unlikely that cash flow from operations will be sufficient to pay off the outstanding principal amount of the 10% Bonds, plus accrued interest, when such obligations become due on June 30, 1998. Management is currently exploring several alternatives to address these obligations including, but not limited to (i) redeeming the 10% Bonds on a discounted basis; (ii) restructuring the payments on the 10% Bonds; and (iii) refinancing the 10% Bonds through the procurement of debt and/or equity financing. There can be no assurance that the Company's restructuring efforts will be successful or that the 10% Bondholders will agree to a course of action consistent with the Company's requirements in restructuring these obligations on terms deemed acceptable by the Company. If the Company is unable to procure additional debt and/or equity financing on terms deemed favorable to the Company or if the Company is unsuccessful in its efforts, in terms of restructuring the 10% Bonds, the Company may be in default of such obligations when they become due, and as a consequences may be forced to curtail its then current level of operations. Although the 10% Bonds are collateralized by the shares of the issued and outstanding capital stock of the Company's wholly owned subsidiary, Weitzer at Harmony Lakes, Inc., it is unlikely that the 10% Bondholders will realize any proceeds from such security interest underlying the 10% Bonds. In such event, the 10% Bondholders would become unsecured creditors of the Company.

         Annual dividends on the outstanding shares of Class A Common Stock if, when and as declared by the Board of Directors of the Company to the extent funds are legally available therefor, are approximately $767,000 based on the current number of Class A Common Shares outstanding. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on both classes of Common Stock are cumulative, and the amount of any unpaid dividends innures for the benefit of the Company's shareholders (See "Dividends"). As of September 30, 1997 dividends in arrears amounted to $960,354. The Company would accrue such dividends on its financial statements only if and when declared by the Company's Board of Directors.

         At September 30, 1997, the Company had borrowings from banks and third parties aggregating approximately $29.2 million. Scheduled and estimated maturities of the Company's borrowings for the years ended September 30, 1998, 1999, 2000 and 2001 are expected to be approximately $1.6 million, $13.5 million, $13.7 million, and 0.4 million, respectively. The Company anticipates that within the next twelve months it will fund, in part, its debt and required expenditures relating to its existing communities, including certain development costs, primarily with cash flow from home sales and construction/development financing. To the extent cash flow from operations is not sufficient to satisfy such obligations or maintain its current level of operations based on its current volume of home sales at such time, the Company will attempt to procure additional equity or debt financing. Although, there is no assurance that such financing can be obtained on terms deemed favorable to the Company. To the extent the Company is unable to procure such financing on terms favorable to the Company, the Company may be forced to curtail its level of operations at such time. Moreover, the Company believes unless the 10% Bonds can be restructured successfully, the ability of the Company to procure additional financing may be adversely impacted.

         On April 23, 1997, the Company increased an existing revolving loan agreement from $25.0 million to $35.0 million to be used for the acquisition, development and construction of new residential projects. On June 25, 1997, the Company further increased the revolving loan agreement to $50.0 million. The lender generally advances 85% of the cost of the land or lots to be acquired, 100% of the development cost, if applicable, and up to 80% of the sale price per the customer purchase agreement for construction. Each project to be funded under this credit agreement will be subject to the lender's approval. The revolving credit loans have a maturity of no greater than 36 months from the date of the initial project closing and bear interest at the prime rate plus 1.0% per annum. The lender receives an annual 0.5% commitment fee on the total amount of the credit facility. The lender is also entitled to an additional fee of 1% to 2% of the gross sale price of each house and lot sold for which funds have been advanced from the credit facility as compensation for the higher advance rate provided on land acquisition. The credit agreement is collateralized by a first mortgage on each related property. At September 30, 1997, approximately $6.8 million remained unallocated under the total credit facility and $600,000 remained available under the $1.0 million working capital portion of the credit facility.

         On June 30, 1997, the Company purchased 102 developed lots in Southwest Broward County for its new Los Castillos at Windsor Palms community for a purchase price of $4.5 million. The lender approved a loan of $6.6 million under the credit agreement to be used for the acquisition, partial development and construction of the community. At September 30, 1997, approximately $2.5 million remained available for this community project. On September 12, 1997, the Company purchased 88 developed lots in Southwest Dade County for the third and final phase of its Tesoro at Forest Lakes community for a purchase price of $2.0 million. The lender approved a loan of $3.4 million under the credit facility to be used for the acquisition, partial development and construction of the third phase of this community. At September 30, 1997, approximately $3.3 million remained available for all three phases of the Tesoro at Forest Lakes project. The Company has contracted to purchase 500 developed lots in Southwest Broward County for its new townhome community of Malibu Bay. The first phase of the community includes 249 lots. As of June 1, 1997, the Company completed the purchase of 125 lots in phase one for a purchase price of $2.2 million plus $216,000 to be applied to subsequent lot takedowns. The lender approved a loan of $8.6 million under the credit facility to be used for the acquisition, partial development and construction for phase one of this community. At September 30, 1997, approximately $4.4 million remained available for phase one of the Malibu Bay project. It is the Company's intent to purchase the remaining 124 lots in phase one during the 1998 fiscal year for a purchase price of $2.2 million using the financing already approved, contingent upon the Company's compliance with all required lender covenants at such time. The Company will require approximately $350,000 of additional capital to complete the purchase although, there is no assurance that such additional capital can be obtained. Based on the current sales pace at Malibu Bay, it is the Company's intent to begin purchasing lots in phase two during the 1998 fiscal year up to a total purchase price of $4.3 million contingent upon the Company obtaining additional capital and acquisition and construction financing. Although, there is no assurance that additional capital and financing can be obtained. The financing activity at the Company's communities of Hammocks at Riverglen, Harmony Lakes and Tesoro at Forest Lakes phases one and two consisted primarily of construction draws and repayments related to the existing revolving construction loans.

         On January 31, 1997, the Company exercised its option to acquire 30.6 acres of land in its Serena Lakes Townhomes community for a purchase price of approximately $1.0 million to be developed into an aggregate of 284 lots as the third and final phase of the community called Lago del Sol. A $4.2 million loan was obtained from one of the Company's existing lenders for the acquisition and development of the property. A $6.0 million revolving construction loan was also obtained. The acquisition and development loan has a maturity of 36 months while the construction loan has a maturity of 42 months. The term of each loan may be extended for a period of up to six months. Both loans bear interest at the prime rate plus 1.5% per annum and are collateralized by a first mortgage on the related property. At September 30, 1997, approximately $7.1 million remained available for this community project.

         During fiscal 1997, the Company began developing the final phase of the Serena Lakes Estates community into an aggregate of 70 single family estate lots called Fiesta. The land was purchased in 1995 as part of an overall land acquisition in Serena Lakes with an acquisition and development loan obtained from one of the Company's existing lenders. The portion of the original $6.5 million acquisition and development loan allocated to Fiesta totals $1.8 million. On December 20, 1996, the existing revolving construction loan was increased from $5.0 million to $7.0 million of which $3.0 million is allocated to the construction of Fiesta. The acquisition, development and construction loans are collateralized by a first mortgage on the related properties and mature on July 31, 2000. The acquisition and development loan and construction loan bear interest at the prime rate plus 1% and .875% per annum, respectively. At September 30, 1997, approximately $6.3 million remained available for the Fiesta project and the completion of the previous phase. On July 22, 1997, the lender released the Company's Chairman of the Board and his wife from all obligations and liability under the previous guarantee agreements pertaining to these loans. The Company continues to be required to maintain a 25% equity position in the projects for which the acquisition and development loans are to be used. There is no assurance that the Company can satisfy such equity requirements and remain in compliance with the loan covenants.

         Land Acquisition and Construction Financing. The Company is continually exploring opportunities to purchase parcels of land for its homebuilding operations and is, at any given time, in various stages of proposing, making offers for, and negotiating the acquisition of various parcels, whether outright or through options. The closing of the contemplated purchases are, in most cases, subject to a number of conditions, including the Company's completion of a satisfactory due diligence investigation and obtaining certain required regulatory approvals for development, and procurement of necessary financing on terms deemed favorable by the Company.

         Debt Covenants. The Company's loan agreements require the Company to maintain certain financial ratios. The Company was not in compliance with these covenants at September 30, 1997. The lenders have waived compliance with these covenants through fiscal 1998, however, no assurance can be given that the Company would be able to satisfy all applicable requirements under such loan agreements during such period of time. If an event of default should occur under the loan agreements, the applicable lender would have the immediate right to accelerate the affected loan(s) and foreclose on the assets collateralizing such loans. There is no assurance the Company would be able to repay or refinance such loans which would have a material adverse effect on the Company.

         Cash Flows. During the year ended September 30, 1997, the Company had
9.8 million of net cash used in operating activities, primarily as a result of the net loss from operations and an increase in construction in progress at Forest Lakes, Malibu Bay and Los Castillos at Windsor Palms. During that period the Company had net cash provided by financing activities of $5.0 primarily from the financing of the three aforementioned communities and partially offset by the repayment of the 5% debentures. During the year ended September 30, 1996 the Company had $2.3 million of net cash used in operating activities primarily as a result of the net loss from operations and a decrease in accounts payable and accrued liabilities. During that same period the Company had net cash provided by financing activities of $5.7 million arising principally from the financing for the Weitzer at Forest Lakes and Deerfield projects. During the year ended September 30, 1995 the Company had $17.0 million of net cash used in operating activities primarily as a result of the land purchase for the Weitzer at Harmony Lakes project and the Hammocks at River Glen community project. During that period the Company had net cash provided by financing activities of $21.8 million arising principally from the financing for the Weitzer at Harmony Lakes project, the Hammocks at River Glen community project and the proceeds from the Company's initial public offering.

Variability of Operating Results; Factors Affecting Future Results of Operations and Liquidity

         The Company has experienced, and expects to continue to experience, significant variability in sales and net income as a result of, among other things, the stage of development of its projects, the timing of home closings, the cyclical nature of the homebuilding industry, changes in the costs of materials and labor, and the changes in prevailing interest rates and other economic factors. The Company's new sales contracts and home closings typically vary from period to period depending primarily on the stages of development of its projects. In the early stages of a project's development, the Company incurs significant start-up costs associated with, among other things, project design, land acquisition and development, zoning and permitting, construction and marketing expenses. Since revenues are recognized only upon the transfer of title at the closing of a sale of a home, there are no revenues during the early stages of a project. During the later stages of a project, however, costs are lower in relation to the revenues recognized. Accordingly, the Company's historical financial performance is not necessarily a meaningful indicator of future results and, in general, management expects that financial results may vary significantly from period to period. The Company's results of operations and liquidity could be affected by prevailing interest rates. Lower interest rates may result in increased demand for homes, increased sales, lower financing costs and lower costs of homes sold, while higher interest rates may result in lower demand for homes, lower sales, higher financing costs and higher costs of homes sold and, subsequently, reduced profitability. Although the Company has not experienced a sharp decline in the demand for its homes during recent periods in which interest rates have risen, any increases in interest rates could result in such a decline and have a material adverse effect on the Company's future results of operations and liquidity.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO
         FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page


Report of Independent Accountants............................................31

Consolidated Balance Sheets as of September 30, 1997 and 1996
 .............................................................................32
Consolidated Statements of Operations for the Years Ended
September 30, 1997, 1996 and 1995............................................33

Consolidated Statements of Shareholders' Equity for the  Years Ended
September 30, 1997, 1996 and 1995............................................34

Consolidated Statements of Cash Flows for the Years Ended
September 30, 1997, 1996 and 1995............................................35

Notes to Consolidated Financial Statements...................................36

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders
Weitzer Homebuilders Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has bonds payable in the amount of $3.75 million which have a scheduled maturity in June 1998. Management's plans to restructure or refinance the bonds payable are also discussed in Note 5. If the Company is unable to achieve any of the alternatives discussed in Note 5, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.



Coopers & Lybrand L.L.P.
Miami, Florida
December 12, 1997

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1997 and 1996


                     ASSETS                                                                1997             1996
                                                                                     ---------------   ---------------
 Cash                                                                                $      236,523    $    2,899,048
 Restricted escrow funds                                                                     82,105           288,872
 Advances for future projects                                                                     0         1,945,277
 Land                                                                                    23,348,773        21,193,750
 Construction-in-progress                                                                15,833,115        10,311,633
 Model furnishings, net of accumulated depreciation of
     $246,806 and $238,640, respectively                                                    502,920           870,251
 Deferred loan costs, net of accumulated amortization of
     $611,646 and $752,030, respectively                                                    348,383           628,480
 Goodwill, net of accumulated amortization of $40,552 in 1996                                     0           388,821
 Other assets                                                                             1,095,042         1,147,656
                                                                                     ---------------   ---------------

                                                                                     $   41,446,861    $   39,673,788
                                                                                     ===============   ===============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Customer deposits                                                                   $    1,173,742    $    1,666,121
 Accounts payable and accrued liabilities                                                 3,006,640         2,575,315
 Acquisition, development and construction loans payable                                 29,170,513        23,164,507
 10% bonds payable, net of discount                                                       3,681,343         3,371,650
 5% debentures                                                                                    0         1,185,000
 Notes and loans payable                                                                    288,893           417,186
                                                                                     ---------------   ---------------

                                                                                         37,321,131        32,379,779
                                                                                     ---------------   ---------------

 Commitments and contingencies (Note 11)

 Shareholders' equity:
     Preferred stock, $.01 par, 5,000,000 shares authorized, none
         issued and outstanding                                                                   0                 0
     Class A common stock, $.01 par, 40,000,000 shares authorized, 2,360,254
         shares issued and outstanding                                                       23,603            23,603
     Class B common stock, $.01 par, 1,500,000 shares authorized
         issued and outstanding                                                              15,000            15,000
 Additional paid-in capital                                                              10,330,950        10,330,950
 Accumulated deficit                                                                     (6,243,823)       (3,075,544)
                                                                                     ---------------   ---------------

                                                                                          4,125,730         7,294,009
                                                                                     ---------------   ---------------

                                                                                     $   41,446,861    $   39,673,788
                                                                                     ===============   ===============

 See notes to consolidated financial statements

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended September 30, 1997, 1996 and 1995

                                                                          1997               1996             1995
 Revenues:
     Sales of homes                                                $   55,419,763    $    37,391,780   $    13,450,684
     Equity in earnings of affiliated partnerships                              0                  0           686,711
     Interest income                                                      159,142            149,459           130,664
     Other income                                                         285,313            231,858            63,967
                                                                   ---------------   ----------------  ----------------

                                                                       55,864,218         37,773,097        14,332,026
                                                                   ---------------   ----------------  ----------------

 Operating costs and expenses:
     Costs of homes sold                                               51,743,605         35,425,713        11,403,230
     Selling expenses                                                   4,349,641          2,527,568         1,327,009
     General and administrative expense                                 1,825,403          2,234,404           922,637
     Depreciation and amortization                                        591,866            449,368           197,942
     Goodwill write off                                                   331,570                  0                 0
     Discontinued land acquisition expense                                 92,215             32,254           310,686
     Interest expense                                                      98,197             65,836            64,708
                                                                   ---------------   ----------------  ----------------

                                                                       59,032,497         40,735,143        14,226,212
                                                                   ---------------   ----------------  ----------------

 Income (loss) before income taxes                                     (3,168,279)        (2,962,046)         (105,814)

 Income tax provision                                                           0                  0            37,000
                                                                   ---------------   ----------------  ----------------

 Net income (loss)                                                 $   (3,168,279)   $    (2,962,046)  $        68,814
                                                                   ===============   ================  ================

 Net income (loss) per common share                                $       (0.82)    $        (0.81)   $          0.03
                                                                   ===============   ================  ================

 Weighted average number of common shares
     outstanding                                                        3,860,254          3,649,204         2,277,950
                                                                  ================  ================= =================



 See notes to consolidated financial statements

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

for the years ended September 30, 1997, 1996 and 1995


                          Class A Common Stock      Class B Common Stock       Additional
                           Number                    Number                      Paid-in       Accumulated
                          of Shares     Amount       of Shares     Amount        Capital        Deficit       Total
                          -----------  -----------  -----------  -----------   ------------  ------------  ------------
 Balance,
     September 30, 1994
                                  0   $         0    1,500,000  $    15,000   $  1,021,264  $   (182,312)  $    853,952

 Warrants issued in
    connection with
    private placement       432,663         4,327            0            0        714,344              0       718,671

 Issuance of common
    stock                 1,600,000        16,000            0            0       8,562,588              0     8,578,588

 Dividends - $0.08125
    per share                     0             0            0            0       (165,154)              0     (165,154)

 Net income                       0             0            0            0               0         68,814        68,814
                          -----------  -----------  -----------  -----------   ------------   ------------  ------------

 Balance,
    September 30, 1995    2,032,663        20,327    1,500,000       15,000      10,133,042      (113,498)    10,054,871

 Conversion of 5%
    debentures              327,591         3,276            0            0         693,370              0       696,646

 Dividends - $0.24375
    per share                     0             0            0            0       (495,462)              0     (495,462)

 Net loss                         0             0            0            0               0     (2,962,046)  (2,962,046)
                          -----------  -----------  -----------  -----------   ------------  ------------  ------------

 Balance,
     September 30, 1996    2,360,254        23,603    1,500,000       15,000      10,330,950    (3,075,544)     7,294,009

 Net loss                          0             0            0            0               0    (3,168,279)    (3,168,279)
                          -----------  -----------  -----------  -----------     ------------  ------------  ------------

 Balance,
     September 30, 1997    2,360,254   $    23,603    1,500,000  $    15,000   $  10,330,950  $ (6,243,823)  $  4,125,730
                         ============ ============ ============ ============   ============= ============= =============




See notes to consolidated financial statements

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended September 30, 1997, 1996 and 1995


                                                                                1997           1996            1995
 Cash flows from operating activities:
    Net income (loss)                                                       $ (3,168,279)  $ (2,962,046)  $     68,814
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:

       Equity in earnings of affiliated partnerships                                   0              0       (686,711)
       Current distribution of income from partnerships                                0              0         42,614
       Depreciation, amortization and other non-cash changes                     821,341        607,747        197,942
       Deferred income taxes                                                           0              0         37,000
       Changes in assets and liabilities, net of acquisition:
         Restricted escrow funds                                                 206,767      1,526,987       (931,187)
         Construction-in-progress                                             (7,676,505)      (888,720)   (17,688,606)
         Other assets                                                             57,175         51,242       (783,673)
         Customer deposits                                                      (492,379)       700,462         80,987
         Accounts payable and accrued liabilities                                431,325     (1,316,634)     2,694,734
                                                                            -------------  -------------  -------------

         Net cash used in operating activities                                (9,820,555)    (2,280,962)   (16,968,086)
                                                                            -------------  -------------  -------------

 Cash flows from investing activities:
    Distributions from affiliated partnerships                                         0              0     (4,056,370)
    Purchase of property and equipment                                          (148,780)             0              0
    Proceeds (Purchases) of model furnishings                                    359,128       (461,254)      (362,031)
    Advances for future projects                                               1,945,277     (1,664,987)     1,118,619
                                                                            -------------  -------------  -------------

         Net cash provided by investing activities                             2,155,625     (2,126,241)    (3,299,782)
                                                                            -------------  -------------  -------------

 Cash flows from financing activities:
    Loan from shareholder                                                              0              0         70,000
    Acquisition, development and construction loan borrowings                 47,399,418     39,433,675     14,136,364
    Payments on acquisition, development and construction loans              (41,393,413)   (34,563,730)    (3,582,984)
    Payment of loan from shareholder                                                   0              0       (640,219)
    Note payable borrowings                                                       99,002         58,976        619,500
    Payments on notes payable                                                   (227,295)      (201,659)      (634,215)
    10% bonds payable borrowing                                                  309,693              0      3,750,000
    Payment on 5% debentures                                                  (1,185,000)             0              0
    Loan, deferred registration and terminated merger costs                            0       (291,882)      (159,002)
    Proceeds from 5% debentures                                                        0      1,743,451              0
    Proceeds from issuance of common stock and warrants, net of
         issuance costs                                                                0              0      8,443,243
    Dividends and distributions to shareholders                                        0       (495,462)      (165,154)
                                                                            -------------  -------------  -------------

         Net cash provided by financing activities                             5,002,405      5,683,369     21,837,533
                                                                            -------------  -------------  -------------

 Net increase (decrease) in cash                                              (2,662,525)     1,276,166      1,569,665
 Cash, beginning of period                                                     2,899,048      1,622,882         53,217
                                                                            -------------  -------------  -------------

 Cash, end of period                                                        $    236,523   $  2,899,048   $  1,622,882
                                                                            =============  =============  =============

 Cash paid during the period for interest, net of amounts capitalized       $     98,197   $    103,336   $     27,208
                                                                            =============  =============  =============

See notes to consolidated financial statements

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation, Business and Significant accounting Policies:

       Weitzer Homebuilders Incorporated (the "Company") was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly-owned subsidiaries, in the design, construction and sale of moderately-priced single-family residences and townhouses in Dade and Broward counties in South Florida.

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

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has bonds payable in the amount of $3.75 million which have a scheduled maturity in June 1998. Management's plans to restructure or refinance the bonds payable are also discussed in
       Note 5. If the Company is unable to achieve any of the alternatives discussed in Note 5, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     Basis of Presentation, Business and Significant accounting Policies,
       Continued:

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

       Cash, Restricted Escrow Funds and Customer Deposits

       The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company's restricted escrow funds are comprised of customer deposits not eligible for use by the Company. Contracts with customers generally require deposits of 5-10% of the purchase price of the property before construction commences.

       Land and Construction-in-Progress

       Land and construction-in-progress are stated at the lower of cost or estimated net realizable value and consists of land and land development costs, direct construction costs, and other costs. Land and land development costs are allocated to housing units based on their relative sales values. Direct construction costs are assigned to housing units based on specific identification. All other costs are allocated to housing units based on a pro rata basis. The Company capitalizes interest, real estate taxes and similar development costs incurred during the development and construction period. Interest capitalized during fiscal 1997, 1996 and 1995 amounted to $2,522,984, $2,020,985 and
       $1,554,633 respectively.

       The Company periodically evaluates the carrying value of individual real estate projects based on estimated fair value less costs to complete and sell. Certain of the key assumptions used in the evaluation include sales price history, absorption history and cost of construction which includes estimates and an interest factor. During fiscal year-end 1997 and 1996, the Company recorded an adjustment to carrying value of approximately $2,652,000 and $1,050,000, respectively.

       Model Furnishings

       Model furnishings are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the furnishings.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     Basis of Presentation, Business and Significant accounting Policies,
       Continued:

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

       Goodwill

       The acquisition of the interests of the affiliates of the Financial Partner of the Weitzer Homebuilding Partnerships resulted in a purchase price in excess of the fair value of net assets acquired in the amount of $429,373. Such amount was being amortized on a straight-line basis over 7 years beginning in October 1995. The realizabilty of goodwill is evaluated periodically as events or circumstances indicate a possible inability to recover its carrying amount. Such evaluation is based on various analyses including cash flow and profitability projections of the Company's various development projects. Based on a review performed at fiscal year end 1997, the Company determined that goodwill could not be realized and, accordingly, recorded a charge for the remaining balance of $331,570.

       Fair Value of Financial Instruments

       The carrying amounts of the Company's borrowings under its acquisition, development and construction loans payable approximate fair value due to the short term nature of the borrowings or their adjustable rates fixed to market conditions. The Company has not obtained an independent valuation of its 10% bonds.

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

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


1.     Basis of Presentation, Business and Significant accounting Policies,
       Continued:

       Stock-Based Compensation

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation expense for stock options is generally measured as the difference between the quoted market price of the Company's stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to other than employees in exchange for goods or services, compensation cost is measured in accordance with SFAS 123 (see Note 8 - Stock-Based Compensation).

       Per Share Data

       Net income/(loss) per share is based on the weighted average number of shares of Common Stock outstanding during each year, after giving effect to stock splits and warrants. Net loss per share excludes the impact of warrants and stock options as such amounts are anti-dilutive.

       Recent Accounting Pronouncements

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement requires the dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS excludes the dilutive effect of stock options and other potentially dilutive instruments and diluted EPS includes such items. The Company will adopt this Statement in the first quarter of fiscal 1998 and does not expect the adoption to have a material impact on previously reported EPS amounts.

       In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The Company will adopt this Statement in fiscal 1999. In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas and major customers in annual and interim financial statements. This Statement will be adopted by the Company in fiscal 1998. The adoption of this Statement will not impact the Company's results of operations, cash flows or financial position.

       Reclassifications

       Certain prior period amounts have been reclassified to conform with the 1997 presentation.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued




2.     Construction-in-Progress:

       Construction-in-progress consists of the following at September 30, 1997 and 1996:


                                                                          1997                 1996
                                                                    -----------------    -----------------
           Direct construction costs                              $        9,162,547   $        6,230,021
           Construction period interest, property taxes,
             overhead and other                                            6,670,568            4,081,612
                                                                    -----------------    -----------------
                                                                  $       15,833,115   $       10,311,633
                                                                    =================    =================

       The following is a breakdown of the construction period interest, property taxes, overhead and other by community:


                                                        1997              1996
           Serena Lakes II                         $      384,369    $      171,280
           Serena Lakes Townhomes                         869,210           173,392
           Harmony Lakes                                2,857,078         2,838,877
           Deerfield Beach                                687,308           636,880
           Forest Lakes                                   946,704           160,686
           Malibu Bay                                     686,555            44,666
           Windsor Palms                                  223,474                 0
           Chapel Trail                                         0            55,831
           Other                                           15,870                 0
                                                   ---------------   ---------------

                Total                              $    6,670,568    $    4,081,612
                                                   ===============   ===============

       The increase is attributable to an increase in activity, primarily at the Forest Lakes and Malibu Bay communities which were in the early stage of development during 1997. The costs associated with these projects will be expensed as cost of sales ratably as units are sold and closed.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.     Acquisition, Development and Construction Loans Payable:

       Acquisition, development and construction loans payable consist of loans of the following subsidiaries at September 30, 1997 and 1996:

                                                                                          1997           1996
        Serena Lakes Patio Homes and Serena Lakes Townhomes
          (including Lago del Sol & Fiesta)

          Revolving construction loan, matures July 2000/(1)/                        $  1,141,252   $  1,918,402
          Land acquisition and development loan, matures January 2000/(1)/              3,026,949              0
          Land acquisition and development loan, matures January 2000/(1)/              1,186,667      2,805,392
          Land acquisition note, matures July 1999/(1)/                                   300,000        300,000

        Harmony Lakes
          Revolving mortgage note, matures October 1998/(1)/                            1,215,202      4,570,325
          Revolving construction loan, matures June 1999/(1)/                           6,283,707      5,503,000

        Deerfield Beach
          Land acquisition and development loan, matures June 1998/(1)/                   436,498      2,958,319
          Revolving construction loan, matures June 1998/(1)/                           1,057,039      1,153,597

        Forest Lakes
          Land acquisition and development loan, matures February 1998/(1)/             3,682,305      2,028,109
          Revolving construction loan, matures February 1999/(1)/                       1,991,900        178,984

        Weitzer Homebuilders, Inc.
          Revolving line of credit, matures June 30, 2001/(1)/                            400,000      1,400,000

        Malibu Bay
          Land acquisition and development loan, matures May 2000/(1)/                  2,167,749              0
          Revolving construction loan, matures May 2000/(1)/                            2,002,582              0

        Windsor Palms
          Land acquisition and development loan, matures June 2000/(1)/                 4,151,977              0

        Other loans payable                                                               126,686        348,379
                                                                                     -------------  -------------

          Totals                                                                     $ 29,170,513   $ 23,164,507
                                                                                     =============  =============


              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.     Acquisition, Development and Construction Loans Payable, Continued:

       /(1)/The Company has entered into a loan agreement with a lender for a revolving credit facility (the Credit Facility") of $25.6 million (which was increased to $50.0 million in fiscal 1997) to be used for the acquisition, development and construction of new residential projects. The lender has approved the following borrowings: (i) Harmony Lakes - $11.0 million, (ii) Deerfield Beach - $7.1 million, (iii) Forest Lakes - $8.9 million, (iv) Weitzer Homebuilders Incorporated - $2.0 million, (v) Malibu Bay - $8.5 million and (vi) Windsor Palms - $6.6 million. Each borrowing under the credit facility has a maturity of no greater than 36 months from the date of initial project closing and bears interest at the prime rate plus 1.0%. The lender also receives a fee of 1.0% to 2.0% of the gross sales price of each unit or lot sold and financed through the Credit Facility as compensation for a higher advance on land acquisitions up to 85%. The Credit Facility is collateralized by a first mortgage on all property for which funds have been disbursed from the Credit Facility.

       Serena Lakes Patio Homes, Serena Lakes Townhomes, Lago del Sol and Fiesta. Consists of (i) a $1.8 million line of credit for land acquisition and development which matures January, 2000 and bears interest at the prime rate plus 1.0%, (ii) a $7.0 million line of credit for construction which matures July, 2000 and bears interest at the prime rate plus 0.875%, (iii) a $4.2 million line of credit for land acquisition and development which matures January, 2000 and bears interest at the prime rate plus 1.5% and (iv) a $300,000 promissory note for miscellaneous land acquisition which matures July, 1999 and bears interest at the prime rate plus 1.0%. These loans are collateralized by a first mortgage on all properties for which funds have been disbursed and are guaranteed by the Company.

       Harmony Lakes. Includes a $12.6 million revolving mortgage note from another lender primarily related to the townhomes for the financing of developed lots and unit construction which matures October, 1998 and bears interest at the prime rate plus 1.5%. As of September 30, 1997, approximately $11.4 million was available under the revolving mortgage note which is collateralized by a first mortgage on all properties for which funds have been disbursed and is guaranteed by the Company.

       Weitzer Homebuilders Incorporated. The Company has a $1.0 million working capital note under the Credit Facility of which approximately $600,000 is available as of September 30, 1997. The working capital note is required to be maintained at a zero balance for a five day period on a semi-annual basis. The 1996 debt amount included a $1.0 million borrowing for land acquisition under the Credit Facility which was repaid from the refinancing of Malibu Bay.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



3.     Acquisition, Development and Construction Loans Payable, Continued:

       The following are the scheduled maturities of acquisition, development and construction loans payable as of September 30, 1997:

                        1998            $        1,620,223
                        1999                    13,473,114
                        2000                    13,677,176
                        2001                       400,000
                                        -------------------
                                        $       29,170,513
                                        ===================


       Debt Covenants. The Credit Facility requires the Company to maintain a minimum tangible net worth and a certain ratio of liabilities to adjusted net worth. The Company was not in compliance with these covenants at September 30, 1997; however, the lender waived the non-compliance at September 30, 1997 and modified the covenant so that the Company expects to be in compliance through October 1, 1998. The Serena Lakes and Fiesta loans require the Company to maintain minimum tangible net worth levels and earning ratios. The Company was not in compliance with these covenants at September 30, 1997; however, the lender has waived compliance as of September 30, 1997 and modified the covenant so that the Company expects to be in compliance through October 1, 1998. The Harmony Lakes and Lago del Sol revolving mortgage notes require the Company to maintain a minimum tangible net worth. The Company was not in compliance with this covenant at September 30, 1997; however, the lender has modified the covenant so that the Company was in compliance at September 30, 1997 and expects to be in compliance through October 1, 1998. Under these loan agreements the Company is restricted from declaring or paying any dividends or make any other distribution on any shares of capital stock of the Company.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



4.     Notes and Loans Payable:

       Notes and loans payable consist of the following at September 30, 1996 and 1995:

                                                                            1997                1996
                                                                      ----------------   ------------------
Note payable to bank, bearing interest at prime rate plus 1%, principal payments of $4,000 due monthly with interest through
January 2000                                                          $        143,495   $          160,000

Note payable to bank, bearing interest at 8.5%, principal and interest payments of $1,673 due monthly through June 1998,
collateralized by certain office equipment                                       9,763               33,305

Note payable to bank, bearing interest at 8.25%,
principal and interest payments of $2,012 due
monthly through April 2000, collateralized by
vehicles                                                                        37,476               29,367

Capital lease obligation with interest imputed at 13.44%, payment of $8,857 due monthly through August 1998 with a balloon payment of $29,024 due September 1998, collateralized by certain model
furnishings                                                                     94,467              180,430

Capital lease obligation with interest imputed at
10.00%, payment of $908 due monthly through
September 1998, collateralized by certain field
equipment                                                                        3,692               14,084
                                                                          ------------         ------------
                                                                          $    288,893         $    417,186
                                                                          ============        =============


       The following are the scheduled maturities of notes and loans payable as of September 30, 1997:

               1998                   $        107,922
               1999                                  0
               2000                            180,971
                                        --------------
                                      $        288,893
                                        ==============



              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.     10% Bonds Payable:

       Bonds payable, net of discount, consists of the following at September 30, 1997 and 1996:

                                                                        1997                    1996
                                                                  ----------------        ----------------
               10% bonds with a scheduled maturity in June
               1998; interest due quarterly                       $      3,750,000        $      3,750,000
               Original issue discount                                     (68,657)               (378,350)
                                                                  ----------------        ----------------
                                                                  $      3,681,343        $      3,371,650
                                                                  ================        ================

       On October 7, 1994, the Company completed a private placement of 75 Units at $50,000 per Unit ( the "Private Placement"). Each Unit consisted of
       (i) a 10% bond due June 30, 1998 in the principal amount of $50,000, and
       (ii) a warrant, exercisable at a price of $.10 per share, to purchase such number of shares of common stock of the Company as shall equal $37,500 in value. The Company allocated $2,939,250 to the bonds and $810,750 to the warrants based on the relative fair value of the instruments. The original issue discount is being amortized over the term of the bonds and serves to create an effective interest rate of approximately 20.0% including offering costs. The net proceeds were used by Weitzer at Harmony Lakes, Inc., a subsidiary of the Company, to purchase and develop the real property for the Weitzer at Harmony Lakes residential community. The bonds are collateralized by the issued and outstanding capital stock of Weitzer at Harmony Lakes, Inc.

       The principal amount of the bonds are due and payable in full upon the receipt by the Company of at least $12,000,000 of gross proceeds from a public or private sale of equity securities. As of September 30, 1997, the Company is required to repay the bonds upon additional sales of equity securities in excess of approximately $815,000.

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

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



5.     10% Bonds Payable, Continued:

       As discussed above, the 10% bonds payable mature in June 1998. Management is presently exploring several alternatives relating to these obligations including but not limited to (i) redeeming the bonds on a discounted basis; (ii) restructuring the payments on the bonds; and (iii) refinancing the bonds through new borrowings or equity issues. There can be no assurance that the Company's restructuring efforts will be successful, or that the bondholders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Furthermore, there can be no assurance that the Company will be able to obtain new financing or raise additional capital on terms acceptable to the Company. Under current circumstances, the Company's ability to continue as a going concern depends upon the successful restructuring or refinancing of the bond obligations. If the Company is unsuccessful in its efforts, it may be unable to meet its obligations on the bonds making it necessary to undertake such other actions as may be appropriate to preserve asset values. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


6.     5% Debentures:

       During fiscal 1996, the Company issued a total of $1,970,000, 5%, two year redeemable convertible debentures ("Debentures") resulting in net proceeds of $1,743,000. The Debentures were convertible, commencing 45 days after issuance, into shares of Class A Common Stock of the Company at the lesser of 10% below the average closing bid price of the Class A Common Stock for the five days immediately preceding the date of issuance or 21% below the average closing bid price of the Class A Common Stock for the five business days immediately preceding the date of conversion and are redeemable under certain circumstances. Through August 1996, the Company converted a total of $785,000 of the Debentures into 327,591 shares of the Company's Class A Common Stock. In August 1996, the Company notified outstanding Debenture holders that any and all conversions into shares of the Company's Class A Common Stock have been suspended indefinitely. As a result, two of the debenture holders brought suit against the Company. Subsequent to September 30, 1996, the Company redeemed $900,000 of outstanding debentures for $1,010,000. Part of the payment was in settlement of the lawsuit previously discussed. During the fourth quarter of fiscal 1996, the Company recorded a charge of $150,000 for the settlement of these debenture matters. During the fourth quarter of fiscal 1997, the Company paid $332,500 to redeem the remaining bonds and recorded a charge of $47,500.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



7.     Income Taxes:

       No income tax expense or benefit was recorded in fiscal 1997 and 1996. The Company recorded deferred income tax expense of $37,000 in fiscal 1995. Net deferred taxes consist of the following components as of September 30, 1997 and 1996:


                                                                                     1997              1996
                                                                              ----------------  ----------------
          Deferred tax assets:
             Loss carryforwards                                               $     1,092,500   $       738,000
             Accrued expenses                                                          56,000            56,000
             Non-deductible writedown of assets                                     1,219,500           395,000
             Non-deductible contributions                                               8,500             4,400
             Less:  valuation allowance                                            (2,376,500)       (1,130,400)
                                                                              ----------------  ----------------

                  Net deferred tax asset (included in other assets)           $             0   $        63,000
                                                                              ================  ================


       Reconciliation of the differences between income taxes (benefit) computed at federal statutory tax rates and the Company's recorded provision (benefit) for income taxes are as follows:


                                                                       1997             1996             1995
                                                                       ----             ----             ----
          Expected tax benefit at Federal statutory rate              (34.0)%          (34.0)%            34.0%
          State income tax (benefit), net                              (3.6)%           (3.6)%             3.6%
          Surtax exemption                                                                               (2.6)%
          Valuation allowance                                           37.6%            37.6%
                                                                 -------------    -------------    -------------
                                                                         0.0%             0.0%            35.0%
                                                                 =============    =============    =============


       As of September 30, 1997, the Company had net operating losses of approximately $2,900,000 which have been offset by a valuation allowance. These carryforwards will expire through the year 2012.

       During the year ended September 30, 1997, the Company recorded an additional valuation allowance of $1,246,100 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. SFAS No. 109 requires a valuation allowance be recorded against tax assets which are not likely to be realized. Based upon past performance and the uncertain nature of their ultimate realization, the Company established a valuation allowance against these carryforward items and will be recognizing the benefits only as reassessment demonstrates they are realizable.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



8.     Stock-Based Compensation:

       In February 1997, the Company granted to directors and certain employees options to purchase 620,000 shares of Class A Common Stock exercisable at $1.75 per share for a period of 10 years. The options vest ratably over a 5 year period except for options to purchase 65,000 shares which vested immediately. In March 1995, the Company granted to the Company's Chairman of the Board of Directors options to purchase 150,000 shares of Class A Common Stock exercisable at $7.80 per share for a period of four years commencing April 26, 1996.

       In connection with its initial public offering, the Company sold to certain lead underwriters, for nominal consideration, warrants to purchase from the Company 160,000 shares of Class A Common Stock. The warrants are exercisable at a price of $7.80 per share of Class A Common Stock through April 26, 2000. The warrants also provide for adjustment in the number of shares of Class A Common Stock issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Class A Common Stock. The warrants grant to the holders thereof certain rights of registration for the securities issuable upon the exercise of the warrants.

       In October 1995, SFAS 123 was issued by the FASB and, if fully adopted, changes the methods for recognition of compensation expense for stock-based compensation. Adoption of SFAS 123 is optional with respect to stock-based awards to employees; however, SFAS 123 requires pro forma disclosures as if the Company adopted the cost recognition principles. Had compensation cost been determined based on the fair market value at the grant dates for awards consistent with the methods prescribed by SFAS 123, the Company's net loss and net loss per share per share in fiscal 1997 would have been increased to the pro forma amounts indicated below:


                      Pro forma net loss:
                               As reported                   $(3,168,279)
                               Pro forma                      (3,281,532)

                      Pro forma loss per share:
                               As reported                        $(0.82)
                               Pro forma                           (0.85)

       The fair value of the fiscal 1997 option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 6.75%, dividend yield of 0%, expected lives of 10 years and volatility of 78%. The weighted average fair value of options granted was $1.37 for the year ended September 30, 1997.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


8.   Stock-Based Compensation, Continued:

     A summary of the status of the Company's stock-based awards as of September 30, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:


                                              1995                1996                   1997
                                        Weighted Average    Weighted Average       Weighted Average
                                             Shares              Shares                 Shares
                                             ------              ------                 ------
       Outstanding at beg of year          0                310,000   7.80         310,000     7.80
       Granted                           310,000   7.80       0                    620,000     1.75
       Exercised                           0                  0                      0            0
       Forfeited                           0                  0                    (25,000)   (1.75)
                                         -------   -----    -------   ------    -----
       Outstanding at end of year        310,000   7.80     310,000   7.80         905,000     3.82
                                         =======  =====     =======  =====         =======    =====

       Options exercisable at year end   310,000            310,000                375,000
                                         =======            =======                =======

9.   Investments in Affiliated Partnerships and Purchase of Financial Partners
     Interests:

     In May 1995, the Company paid $6,537,711 to acquire the Financial Partners interests in the Weitzer Homebuilding Partnerships. The funding for the purchase was obtained through the Company's initial public offering. The following unaudited consolidated pro forma financial information for the year ended September 30, 1995 gives effect to the purchase of the Financial Partner's interests in the Weitzer Homebuilding Partnerships with a portion of the net proceeds of the Company's initial public offering of Class A Common Stock as if the transactions had occurred on October 1, 1994:


          Revenues                                                $      37,924,941
          Costs of homes sold                                            31,891,433
          Selling and other expenses                                      4,844,151
                                                                   ----------------
          Income before income taxes                                      1,189,357
          Provision for income taxes and charge in lieu of
            income taxes                                                    416,241
                                                                   ----------------
          Net income                                              $         773,116
                                                                   ================
          Net income per share                                    $            0.24
                                                                   ================
          Weighted average number of shares                               3,186,940
                                                                   ================

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


9. Investments in Affiliated Partnerships and Purchase of Financial Partners Interests, Continued:

     The following table presents summarized combined financial information for the Weitzer Homebuilding Partnerships for the period from October 1, 1994 through May 3, 1995. In accordance with the partnership agreements, the income for each of the Weitzer Homebuilding Partnerships was allocated to the general partners first to provide a 10% preferred return on invested capital (which was principally contributed by the Financial Partner) with the balance of the income shared equally; all losses were shared equally.


        Revenues                              $   3,395,996
        Costs of homes sold                      (2,852,187)
        Selling and other expenses                 (402,564)
                                               -------------
        Net income                            $     141,245
                                               =============


10.  Capital Stock:

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

     Prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of common stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on both classes of Common Stock are cumulative, and accordingly, the amount of such dividends accrues for the benefit of the Company's shareholders. As of September 30, 1997, dividends in arrears amounted to $960,354.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


11.  Commitments and Contingencies:

     Performance Bonds

     In accordance with certain governmental requirements, the Company has caused performance bonds and letters of credit aggregating $800,000, to be issued for certain of the projects to provide for the completion of required improvements as of September 30, 1997.

     Litigation

     The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.


12.  Related Party Transaction:

     A director of the Company is also the managing director of a company that provides financial consulting services ("Consulting Company"). Fees paid during fiscal year 1997 related to these services amounted to $163,000. In connection with this agreement, the Consulting Company also received 200,000 warrants to purchase up to 200,000 fully paid and non-assessable shares of the Company's Class A Common Stock at a purchase price of $2.25 per share at any time prior to November 1, 2001. On November 1, 1996, the Company also granted 150,000 stock appreciation rights ("SARs") exercisable at any time prior to October 31, 2001, related to the potential conversion of Class B Common Stock into Class A Common Stock of the Company. The SARs shall have such value as equal to the difference between the spread of the market value of the Class A Common Stock of the Company as of such date that such Class B Common Stock becomes convertible into Class A Common Stock and $1.00 per share.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


13.  Risks and Uncertainties:

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

     The Board of Directors of the Company held four meetings during its fiscal year ended September 30, 1997 and each director attended such meetings of the Board. The Board has an Audit Committee and Compensation Committee.

     The Audit Committee consists of Messrs. Ambrosia, Faggen and Rose. The Audit Committee oversees the procedures, scope and results of the annual audit and reviews the services provided by the Company's independent public accountants.

     The Compensation Committee consists of Messrs. Faggen, Hellring and Rose, none of whom are presently or formerly employees of the Company. The Compensation Committee administers the Company's executive officers not fixed by contract.

     Directors who are not employees and who do not otherwise receive compensation from the Company are entitled to $2,000 per Board meeting attended in addition to the reimbursement of reasonable expenses incurred in attending meetings. Directors who are officers or employees of the Company receive no additional compensation for service as directors, other than reimbursement of reasonable expenses incurred in attending meetings. During the fiscal year ended September 30, 1997, the Company made no other payments to directors with respect to participation on Board committees. See "Certain Relationships and Related Transactions" for compensation paid by the Company to an entity of which Mr. Faggen is a principal for financial consulting services.


ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning all cash and noncash compensation paid or accrued for services rendered to the Company during the fiscal years ended September 30, 1995, 1996 and 1997 to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers. All executive officers of the Company are currently employees of an employee leasing company named Paychex Business Solutions, Inc., which has an Agreement for Services with the Company.

Summary Compensation Table(1)

                                                                                        Long Term Compensation
                                                                                   ----------------------------------
                                                Annual Compensation                       Awards            Payouts
                                   ----------------------------------------------  ----------------------  ----------

                                                                           Other   Restricted  Securities                 All
                                                                          Annual     Stock     Underlying    LTIP        Other
 Name and Principal                 Fiscal      Salary       Bonus     Compensation  Awards     Options/    Payouts    Compensation
      Position                       Year         ($)         ($)          ($)        (#)      SARs (#)       ($)          ($)
-------------------------------    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ------------
 Harry Weitzer                          1997     319,000           0           0           0     250,000           0           0
 Chairman of the Board and              1996     295,000           0           0           0     150,000           0           0
 Chief Executive Officer                1995     236,667           0           0           0           0           0           0

 Peter Kleinerman(2)                    1997     105,000           0           0           0     125,000           0           0
 Executive Vice President and           1996           0           0           0           0           0           0           0
 Chief Operating Officer                1995           0           0           0           0           0           0           0

 James Rosewater                        1997     110,000           0           0           0      50,000           0           0
 Vice President-Marketing               1996      95,000           0           0           0           0           0           0
                                        1995      23,000           0           0           0           0           0           0

 Leigh Feldsteen                        1997     131,000           0           0           0      50,000           0           0
 Homebuilding Division
 -President                             1996      12,000           0           0           0           0           0           0
                                        1995           0           0           0           0           0           0           0

 Harry Speizer(2)                       1997      92,000           0           0           0     100,000           0           0
 Vice President-Real Estate             1996           0           0           0           0           0           0           0
                                        1995           0           0           0           0           0           0           0



     (1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officers. All of the personnel of the Company are leased to the Company through Paychex Business Solutions, Inc., which has an agreement for services with the Company.

     (2)    Mr. Kleinerman and Mr. Speizer joined the Company in March 1997.

Options/SAR Grants in Last Fiscal Year

                                                                                           Potential Realized Value
                                                                                               at Assumed Annual
                                                                                             Rates of Stock Price
                                     Individual Grants                                   Appreciation for Option Term
                                     -----------------                                   ----------------------------


                                  Number of    % of Total
                                  Securities    Options/
                                  Underlying     SARSs
                                   Options/    Granted to       Exercise
                                     SARs      Employees        or Base
                                   Granted     in Fiscal         Price      Expiration
            Name                    ($)          Year           ($/Sh)        Date          5%($)          10%($)
------------------------------   -----------  -----------     -----------  -----------  --------------  --------------
 Harry Weitzer                       250,000         41.7 %         $1.75     3/12/06          242,500         552,500
 Peter Kleinerman                    125,000         20.8 %         $1.75     3/12/06          121,250         276,250
 Harry Speizer                       100,000         16.7 %         $1.75     3/12/06           97,000         221,000
 James Rosewater                      50,000          8.3 %         $1.75     3/12/06           48,500         110,500
 Leigh Feldsteen                      50,000          8.3 %         $1.75     3/12/06           48,500         110,500



Aggregated Fiscal Year-End Option Value Table

                                                                                    Value of Unexercisable
                                        Number of Unexercised Options               In-the-Money Options at
  Name                                     at September 30, 1997(#)                September 30, 1997($)(1)
                                       --------------------------------        ---------------------------------
                                       Exercisable        Unexercisable        Exercisable         Unexercisable
                                       -----------        -------------        -----------         -------------
  Harry Weitzer                          150,000             250,000                 --                  --
  Peter Kleinerman                        25,000             100,000                 --                  --
  Harry Spiezer                           20,000              80,000                 --                  --
  Leigh Feldsteen                            --               50,000                 --                  --
  Jim Rosewater                              --               50,000                 --                  --

(1) The closing price for the Class A Common Stock as reported by the Nasdaq National Market System on September 30, 1997 was $1.00, which is less than the option exercise price at 1997 fiscal year end.

Management Contracts

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

     Effective as of March 1, 1997, the Company entered into a two-year employment agreement (the "Kleinerman Agreement") with Peter Kleinerman, the Company's Executive Vice President and Chief Operating officer, whereby Mr. Kleinerman agreed to devote substantially all of his business time to the affairs of the Company. The Kleinerman Agreement provides for an annual salary of $175,000. In addition, the Kleinerman Agreement provides for bonuses, reimbursement of business expenses, provision of an automobile, health insurance and related benefits. The Kleinerman Agreement provides that if Mr. Kleinerman is terminated other than for "cause" (which is defined as gross negligence in the performance of his duties, fraud, embezzlement or breach of trust), dissolution of the company or his death, he will be entitled to receive the scheduled compensation for a period of nine months. Any bonuses or other forms of compensation that Mr. Kleinerman may receive in the future fiscal years will be determined by the Compensation Committee of the Board of Directors based on criteria established by the Committee.

     Effective as of March 1, 1997, the Company entered into a two-year employment agreement (the "Speizer Agreement") with Harry Speizer, the Company's Senior Vice President of Real Estate, whereby Mr. Speizer agreed to devote substantially all of his business time to the affairs of the Company. The Speizer Agreement provides for an annual salary of $150,000. In addition, the Speizer Agreement provides for bonuses, reimbursement of business expenses, provision of an automobile, health insurance and related benefits. The Speizer Agreement provides that if Mr. Speizer is terminated other than for "cause" (which is defined as gross negligence in the performance of his duties, fraud, embezzlement or breach of trust), dissolution of the Company or his death, he will be entitled to receive the scheduled compensation for a period of nine months. Any bonuses or other forms of compensation that Mr. Speizer may receive in the future fiscal years will be determined by the Compensation Committee of the Board of Directors based on criteria established by the Committee.

Compensation Committee Report on Executive Compensation

     The Company's executive compensation for the fiscal year ended September 30, 1997 consisted of three primary components: base salary, bonus and grants of stock options. Fiscal 1997 salary and bonus for the Company's executive officers was determined by the Compensation Committee and approved by the Company's Board of Directors.

     The components of the Company's Executive Compensation (salary, bonus and stock options) are designed to facilitate fulfillment of the compensation objectives of the Company, which objectives include (i) attracting and retaining competent management, (ii) rewarding management for short and long term accomplishments, (iii) aligning the interests of management with those of the Company's shareholders, and (iv) relating management compensation to the achievement of Company goals and the Company's performance.

     The Board's determination of fiscal 1997 salary for the Company's executive officers was made after reviewing and considering a number of factors, including job responsibility, level of performance, achievement of Company goals, Company performance, compensation levels at competitive companies and the Company's historical compensation levels. Although Company performance was one of the factors considered, the Board's compensation decisions were based upon an overall review of the relevant factors and compensation was not tied to Company performance by any specific relationship or formula.

     The determination of fiscal 1997 salary for Harry Weitzer, the Chairman of the Board, President and Chief Executive Officer of the Company, was based upon his existing employment agreement and a stock option agreement between the Company and Mr. Weitzer. Mr. Weitzer was also granted stock options in fiscal year 1997 based upon the factors discussed above.

     In June 1995, the Company established a Compensation Committee. The function of the Compensation Committee is to determine the compensation of the Company's executive officers, including bonuses, and to administer the Company's Performance Incentive Plan. The Compensation Committee consists of Messrs. Ambrosia, Faggen, and Rose, none of whom are presently or formerly employees of the Company.

Performance Graph

     The graph below compares the cumulative total returns of the Class A Common Stock with the companies in the NASDAQ Stock Market (U.S.) Index and with six peer group companies which include Engle Homes, Inc, Oriole Homes Corp., Rottlund Homes Inc., Sundance Homes, Inc., Washington Homes, Inc. and Zaring Homes, Inc. (the "Peer Group"). The Peer Group consists of Homebuilders who either (i) concentrate their operations primarily within one geographical area of the country and have a market capitalization of less than $50 million, or (ii) concentrate their operations primarily in Florida and have a market capitalization of less than $100 million. The comparison covers a period from April 26, 1995 to September 30, 1997, and is based on an assumed $100 investment on April 26, 1995 (the date of the initial public offering of Class A Common Stock) in the Nasdaq Stock Market (U.S.) Index, the Peer Group and in the Class A Common Stock.




                           [LINE GRAPH APPEARS HERE]

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 26, 1997, the number and percentage of outstanding shares of Common Stock owned beneficially by (i) each shareholder known by the Company to own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iv) all directors and executive officers as a group.


                                                       Class A Common Stock                Class B Common Stock
                                                       --------------------                --------------------
                                                        Amount and                          Amount and
                                                        Nature of                           Nature of
 Name and Address                                       Beneficial         Percent          Beneficial         Percent
 of Beneficial Owner                                    Ownership(1)       of Class         Ownership(1)       of Class
 -------------------                                    ------------       --------         ------------       --------
 Harry Weitzer                                (2)             400,000       15.0%            1,500,000          100.0%
 5901 N.W. 151st Street,
 Suite 120, Miami Lakes,
 Florida  33014
 Larry Hellring                               (3)              15,000        (12)                 --                --
 Joseph B. Rose                               (4)              10,000        (12)                 --                --
 Mike Ambrosio                                (5)               5,000        (12)                 --                --
 Ivan Faggen                                  (6)              15,000        (12)                 --                --
 Peter Kleinerman                             (7)             125,000        5.0%                 --                --
 Harry Speizer                                (8)             100,000        4.1%                 --                --
 James Rosewater                              (9)              51,000        2.1%                 --                --
 Leigh Feldsteen                             (10)              52,000        2.2%                 --                --
 All directors and executive
 officers as a group (11 persons)                             773,300       24.9%                 --                --


 Morris Propp                                (11)             168,000        7.1%                 --                --
 405 Park Avenue
 New York, NY  10022

(1) Unless otherwise indicated, the ownership reflected in this table is direct and beneficial.
(2) Includes 150,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $7.80 and which options expire April 20, 2000 and 250,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which expire March 12, 2006.
(3) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(4) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(5) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(6) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(7) Includes 125,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(8) Includes 100,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(9) Includes 50,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(10) Includes 50,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(11) Represents shares owned by Morris Propp, Rodney Propp, Hanaper Partners, L.P. and P-II, Incorporated.

(12)  Represents less than one percent.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Ivan Faggen, a Director of the Company, is managing director of Triton Pacific Capital LLC, which company entered into an agreement with the Company for financial consulting services. The agreement, as amended, is for a term expiring on September 30, 1998. The agreement provides that Triton will be paid an annual fee of $60,000 plus out-of-pocket expenses during the term of the amendment. For the fiscal year ended September 30, 1997, Triton was paid an aggregate of $163,000 for services provided to the Company. In addition, on November 1, 1996, the Company granted Triton 200,000 warrants to purchase up to a like number of Class A shares of common stock of the Company at an exercise price of $2.25 per share at any time prior to November 1, 2001. The Company also granted Triton, on November 1, 1996, 150,000 stock appreciation rights ("SARs") exercisable at any time prior to October 31, 2001, related to the potential conversion of Class B Common Stock into Class A Common Stock of the Company. The SARs shall have such value as equal to the difference between the spread of the market value of the Class A Common Stock of the Company as of such date that such Class B Common Stock becomes convertible into Class A Common Stock and $1.00 per share.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

         1.   The following exhibits, including those incorporated by reference.


Exhibit
Number                  Description
                -------------------------------------------
3.1**           Amended and Restated Articles of Incorporation of the Company

3.2*            By-Laws of the Company

4.1*            Form of 10% Bond

4.5*** Loan Agreement dated as of June 30, 1995, between the Company and Residential Funding Corporation

4.6***          Construction Loan Agreement dated as of June 30, 1995, between
                Weitzer at Deerfield Beach,Inc., and Residential Funding
                Corporation and related Promissory Note and Guaranty of the Company

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

4.10*****       First Amendment Agreement dated as of January 24, 1996 by and between the Company, Residential Funding Corporation and Webster
                Grant Land Company


4.11******      Construction Loan Agreement dated February 28, 1996, between
                Weitzer Forest Lakes Villas, Inc. and Residential Funding
                Corporation and related Promissory Note and Guaranty of the
                Company

4.12******      Construction Mortgage, Security Agreement and Fixture Filing
                with Assignment of Rents, Proceeds and Agreements dated as of
                February 28, 1996 between Weitzer Forest Lakes Villas, Inc. and
                Residential Funding Corporation

10.1*           Employment Agreement dated as of November 1, 1994, between the Company and Harry Weitzer

10.2*           Indemnification Agreement dated as of September 30, 1994, between the Company and Harry Weitzer

10.4*           Option Agreement for the Purchase of Common Stock dated as of March 22, 1994 between the
                Company and Harry Weitzer

10.5*           Letter Agreement dated January 9, 1995, among the Company, Harry Weitzer, Weitzer Pine Glenn
                Homes, Inc., Weitzer Serena Lakes Homes II, Inc., Weitzer Serena Lakes Townhomes,
                Inc., and Barnett Bank of South Florida, N.A.

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

10.8*           Agreement dated as of January 30, 1992, between Broward Management Company and Webster Grant Land Company, as amended

10.9***         Agreement for Purchase and Sale dated June 14, 1995, between Dade Residential
                Developers, Inc. and Webster Grant Land Company

10.10****       Agreement for Services dated as of November 30, 1995, between the
                Company and National Business Solutions, Inc.

21.1****        Subsidiaries of the Company

* Incorporated herein by reference to the exhibit bearing the same number and filed as a part of the Company's Registration Statement on Form S-1 filed on April 26, 1995 (File No. 33-89076).

** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended March 31, 1996.

*** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended June 30, 1996.

**** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-K for the fiscal year ended September 30, 1996.

***** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended December 31, 1996.

****** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended March 31, 1997.

SIGNATURES
----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of January, 1998.

                               WEITZER HOMEBUILDERS INCORPORATED

                               By: /s/ HARRY WEITZER
                                   -----------------------
                                   Harry Weitzer
                                   Chairman of the Board, and Chief Executive
                                   Officer (Principal Executive Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                     Title                                              Date
      ---------                     -----                                              ----
/s/ EDWARD W. DWIER
----------------------------
Edward W. Dwier                     Vice president / Controller                 January 5, 1998
                                    (Principal Financial and
                                    Accounting Officer)

/s/ JOSEPH B. ROSE
----------------------------
Joseph B. Rose                      Director                                    January 5, 1998


/s/ LARRY HELLRING
----------------------------
Larry Hellring                      Director                                    January 5, 1998


/s/ MICHAEL AMBROSIO
----------------------------
Michael Ambrosio                    Director                                    January 5, 1998


/s/ IVAN FAGGEN
-----------------------------
Ivan Faggen                         Director                                    January 5, 1998