Form 10-Q
period 1997-12-31
WEITZER HOMEBUILDERS INC
filed 1998-02-17
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

        ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Florida                             65-0502494
           -------------------------------        -----------------------
           (State or other jurisdiction of        (IRS Employer I.D. No.)
           incorporation or organization)

   5901 N.W. 151st Street, Suite 120,  Miami Lakes, FL      33014-2428
   ---------------------------------------------------      ----------
          (Address of principal executive offices)          (Zip Code)

                                (305) 819-4663
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                                          Outstanding at
             Class                       January 31, 1998
------------------------------------     ----------------

Class A Common Stock, $.01 Par Value        2,360,254
Class B Common Stock, $.01 Par Value        1,500,000

                    INDEX TO FORM 10-Q
                                                                      Page No.
                                                                      --------
PART I   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Balance Sheets -
         December 31, 1997 (unaudited) and September 30, 1997              3

         Consolidated Statements of Operations (unaudited)-
         Three Months Ended December 31, 1997 and 1996                     4

         Consolidated Statements of Cash Flows (unaudited)-
         Three Months Ended December 31, 1997 and 1996                     5

         Notes to Consolidated Financial Statements                        6

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9

PART II  OTHER INFORMATION


Item 6   Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                13

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,      September 30,
                                                                             1997               1997
                                                                         --------------    --------------
ASSETS                                                                    (Unaudited)
------

Cash                                                                     $    2,148,659    $      236,523
Restricted escrow funds                                                          39,304            82,105
Land                                                                         23,916,031        23,348,773
Construction-in-progress                                                     11,971,763        15,833,115
Model furnishings, net of accumulated depreciation
  of $289,331 and $246,806, respectively                                        511,218           502,920
Deferred loan costs net of accumulated amortization
  of $375,520 and $611,646, respectively                                        252,412           348,383
Other assets                                                                  1,155,094         1,095,042
                                                                         --------------    --------------
                                                                          $  39,994,481    $   41,446,861
                                                                         ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Customer deposits                                                               950,238   $     1,173,742
Accounts payable and accrued liabilities                                      3,729,114         3,006,640
Acquisition, development and construction loans payable                      27,182,747        29,170,513
10% bonds payable                                                             3,682,371         3,681,343
Notes and loans payable                                                         237,229           288,893
                                                                         --------------    --------------
                                                                             35,781,699        37,321,131
                                                                         --------------    --------------
Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
  none issued                                                                         -                 -
Class A common stock, $.01 par, 40,000,000 shares
 authorized, 2,360,254 shares issued and outstanding                             23,603            23,603
Class B common stock, $.01 par, 1,500,000 shares
 authorized, issued and outstanding                                              15,000            15,000
Additional paid-in capital                                                   10,330,950        10,330,950
Accumulated deficit                                                          (6,156,771)       (6,243,823)
                                                                         --------------    --------------
                                                                              4,212,782         4,125,730
                                                                         --------------    --------------

                                                                         $   39,994,481    $   41,446,861
                                                                         ==============    ==============

                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three Months Ended
                                                                         December 31,
                                                                -----------------------------
                                                                     1997           1996
                                                                -------------   -------------
 Revenues:
   Sales of homes                                               $  12,638,159   $  12,121,716
   Interest income                                                     21,142          42,346
   Other income                                                       152,226          54,162
                                                                -------------   -------------

                                                                   12,811,527      12,218,224
                                                                -------------   -------------
 Operating costs and expenses:
   Costs of homes sold                                             11,412,381      10,618,332
   Selling expenses                                                   707,031         674,683
   General and administrative expenses                                353,443         401,069
   Depreciation and amortization                                      168,491          81,998
   Amortization of goodwill                                                 -          14,312
   Interest expense                                                    83,129          21,204
                                                                -------------   -------------

                                                                   12,724,475      11,811,598
                                                                -------------   -------------

 Income before income taxes                                            87,052         406,626

 Provision for income taxes                                                 -               -
                                                                -------------   -------------

 Net income                                                     $      87,052   $     406,626
                                                                =============   =============

 Basic earnings per share                                       $        0.02   $        0.11
                                                                =============   =============

 Diluted earnings per share                                     $        0.02   $        0.10
                                                                =============   =============
 Weighted average number of common and common
 equivalent shares outstanding                                      3,860,254       4,117,939
                                                                =============   =============


                See notes to consolidated financial statements

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Three Months Ended
                                                                                                           December 31,
                                                                                                  -----------------------------
                                                                                                       1997            1996
                                                                                                  -------------   -------------
Cash flows from operating activities:
  Net income                                                                                      $      87,052   $     406,626
                                                                                                  -------------   -------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
    Depreciation and amortization                                                                       168,489         132,099
    Changes in assets and liabilities:
     Restricted escrow funds                                                                             42,801          46,656
     Construction in progress                                                                         3,294,094        (766,837)
     Other assets                                                                                       (90,045)         79,393
     Customer deposits                                                                                 (223,504)        (46,656)
     Accounts payable and accrued liabilities                                                           722,474         541,300
                                                                                                  -------------   -------------
                                                                                                      3,914,309         (14,045)
                                                                                                  -------------   -------------

       Net cash provided by operating activities                                                      4,001,361         392,581
                                                                                                  -------------   -------------

Cash flows from investing activities:
  Purchase of model furnishings                                                                         (50,823)          2,000
  Advances for future projects                                                                                -         (79,370)
                                                                                                  -------------   -------------

       Net cash used in investing activities                                                            (50,823)        (77,370)
                                                                                                  -------------   -------------
Cash flows from financing activities:
  Acquisition, development and construction loan borrowings                                           7,156,451      10,330,041
  Payments on acquisition, development and construction loans                                        (9,144,217)     (9,834,471)
  Payments on notes payable                                                                             (50,636)       (935,675)
                                                                                                  -------------   -------------

       Net cash used in financing activities                                                         (2,038,402)       (440,105)
                                                                                                  -------------   -------------

Net increase (decrease) in cash                                                                       1,912,136        (124,894)

Cash, beginning of period                                                                               236,523       1,521,799
                                                                                                  -------------   -------------

Cash, end of period                                                                               $   2,148,659   $   1,396,905
                                                                                                  =============   =============

                See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Weitzer Homebuilders Incorporated (the "Company"), organized in Florida in 1994, is engaged primarily in the design, construction and sale of single-family homes and townhomes in Dade and Broward counties located in South Florida. The Company offers a wide variety of moderately priced homes that are designed to appeal to the entry level and first time move-up buyers.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. The fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations which may be achieved in the future.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the following Item 2, the Company has bonds payable in the amount of $3.75 million which have a scheduled maturity in June 1998. Management's plans to restructure or refinance the bonds payable are also discussed in Item 2. If the Company is unable to achieve any of the alternatives discussed in Item 2, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - ADOPTION OF NEW PRONOUNCEMENTS

A. EARNINGS PER SHARE

During the first quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ( EPS) and has reflected the adoption of such statements for all periods presented. The adoption of this statement did not have any impact on previously reported EPS amounts.

Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average number of common and common equivalent shares during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS excludes the impact of warrants and stock options as such amounts are anti-dilutive.



B.  CAPITAL STOCK

During the first quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure", which requires disclosure of the pertinent rights and privileges of the various securities outstanding.

With respect to common stock, certain stockholder agreements provide that prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of common stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on both classes of Common Stock are cumulative, and accordingly, the amount of such dividends inures for the benefit of the Company's shareholders. As of December 31, 1997, dividends in arrears amounted to $1,153,604. The Company would accrue such dividends on its financial statements only if and when declared by the Company's Board of Directors.

NOTE 3 - EARNINGS PER SHARE

During the three month period ended December 31, 1997, Diluted EPS equaled Basic EPS, as the impact of warrants and stock options was anti-dilutive. Options to purchase 150,000 shares of Class A common stock at $7.80 per share, options to purchase 595,000 shares of Class A common stock at $1.75 per share, warrants to purchase 160,000 shares of Class A common stock at $7.80 per share, warrants to purchase 200,000 shares of Class A common stock at $2.25 per share and 150,000 stock appreciation rights (as discussed in Item 13 of the September 30, 1997, Form 10-K) were outstanding during the quarter but were not included in the computation of diluted EPS because their respective exercise prices were greater than the average market price of the common shares.

For the three month period ended December 31, 1996 all of the above stock options and warrants except for the options to purchase 595,000 shares of Class A common stock at $1.75 per share were outstanding but were not included in the computation of diluted EPS because their respective exercise prices were greater than the average market price of the common shares.


                                                     For the Three Month Period Ended
                                                             December 31, 1996
                                            Income                 Shares               Per Share
                                          (Numerator)           (Denominator)             Amount
                                          -----------           -------------           ---------
NET INCOME                                $   406,626               3,860,254           $    0.11

Less:  Preferred stock dividends                  --                      --                  --

BASIC EPS
Income available to common                -----------           -------------           ---------
  stockholders                                406,626               3,860,254                0.11

EFFECT OF DILUTIVE SECURITIES
  5% convertible debentures                     2,351                 257,685               (0.01)

DILUTED EPS
Income available to common
  stockholders and assumed                -----------           -------------           ---------
  Conversions                             $   408,977               4,117,939           $    0.10
                                          -----------           -------------           ---------

During the fourth quarter of fiscal 1997, the Company redeemed the 5% Convertible Debentures and eliminated the potential conversion to common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form-10K for the year ended September 30, 1997. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in product mix, changes in the costs of materials and labor and other economic factors.

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


RESULTS OF OPERATIONS

GENERAL
-------

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                        Three Months        Three Months
                                                           Ended               Ended
                                                        December 31,        December 31,
                                                            1997                1996
                                                        ------------        ------------
Revenues                                                   100.0%              100.0%
Cost of homes sold                                          89.1                86.9
Selling, general and administrative expenses                 8.3                 8.8
Depreciation, amortization and interest expense              1.9                 1.0
Net income                                                   0.7                 3.3

Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At December 31,1997, approximately 68% of the homes in backlog were under construction. The backlog decreased 18% from 239 homes at September 30, 1997, to 195 homes at December 31, 1997. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects, which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
----------------------------------------------------------------------------
Contract
--------

                                             December 31,     September 30,     December 31,
                                                 1997              1997             1996
                                             ------------     -------------     ------------
Number of homes in backlog                            195               239              316
Aggregate sales value of homes in
 backlog                                     $ 22,455,000     $  26,865,000     $ 36,556,000
Available lots for sale                               932             1,045              492
Available lots under option or contract               375               375              872


COMPARISON OF THE THREE MONTHS ENDED DECEMBER  31, 1997 AND 1996
----------------------------------------------------------------

The Company's revenues from home sales were approximately $12.6 million for the three months ended December 31, 1997, as compared to approximately $12.1 million for the three months ended December 31, 1996. The increase is attributed to an increase in the volume of home sales from 107 units to 113 units during the three months ended December 31, 1997, compared to the same period in 1996. For the three months ended December 31, 1997, the average selling price of the homes delivered decreased 1.3% from $113,287 to $111,842 compared to the same period last year. This decrease is attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single family homes. Townhomes accounted for a greater portion of closings in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

The Company's costs of homes sold were approximately $11.4 million for the three months ended December 31, 1997, as compared to approximately $10.6 million for the three months ended December 31, 1996. The increase is attributed primarily to an increase in the volume of homes sold. Cost of homes sold as a percentage of home sales increased to 90.3% for the three months ended December 31, 1997, compared to 87.6% for the three months ended December 31, 1996, primarily due to changes in product mix as discussed in the preceding section. Additionally, cost of homes sold was impacted negatively by the absorption of most of the remaining costs related to the completion and close out of the Serena Lakes communities.

Selling, general and administrative ("SG&A") expenses were approximately $1.1 million for the three months ended December 31, 1997, comparable to the approximately $1.1 million for the three months ended December 31, 1996. SG&A expenses as a percentage of total revenues decreased from 8.8% during the three months ended December 31, 1996, to 8.3% for the three months ended December 31, 1997. The decrease as a percentage of home sales was primarily attributable to the increase in home sales for the period.

Net income was approximately $87,000 during the three months ended December 31, 1997 as compared to net income of approximately $407,000 during the three months ended December 31, 1996. The decrease is primarily attributed to the increase in cost of homes sold as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

General. On December 31, 1997, the Company had borrowings from banks and third parties aggregating approximately $31.1 million compared to $33.1 million at September 30, 1997. Except as described below, the Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and construction/development financing.

It is unlikely that cash flow from operations will be sufficient to pay off the outstanding principal amount of the 10% Bonds due June 30, 1998 ("10% Bonds"), plus accrued interest, when such obligations become due. Management is currently exploring several alternatives to address these obligations including, but not limited to (i) redeeming the 10% Bonds on a discounted basis; (ii) restructuring the payments on the 10% Bonds; and (iii) refinancing the 10% Bonds through the procurement of debt and/or equity financing. There can be no assurance that the Company's restructuring efforts will be successful. If the Company is unable to procure additional debt and/or equity financing on terms deemed favorable to the Company or if the Company is unsuccessful in its efforts, in terms of restructuring the 10% Bonds, the Company may be in default of such obligations when they become due, and as a consequence may be forced to curtail its then current level of operations.

Cash Flows. During the three months ended December 31, 1997, the Company had approximately $4.0 million of net cash provided by operating activities, primarily as a result of the decrease in construction in process. During the period, the Company had net cash used in financing activities of approximately $2.0 million arising principally from the payment of acquisition, development and construction loans.

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

Date:  February 13, 1998      /s/ Harry Weitzer
                              ------------------------------------------------
                              Harry Weitzer, Chairman of the Board, President,
                              And Chief Executive Officer
                              (Principal Executive Officer)


Date:  February 13, 1998      /s/ Edward W. Dwier
                              ------------------------------------------------
                              Edward W. Dwier
                              Vice President / Controller
                              (Principal Accounting Officer)