Form 10-Q
period 1998-03-31
WEITZER HOMEBUILDERS INC
filed 1998-05-14
CIK 926613

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076


                        WEITZER HOMEBUILDERS INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                           65-0502494
      -------------------------------------------------------------
      (State or other jurisdiction of       (IRS Employer I.D. No.)
       incorporation or organization)

          5901 N.W. 151st Street, Suite 120, Miami Lakes, FL  33014-2428
          --------------------------------------------------------------
          (Address of principal executive offices)            (Zip Code)

                                 (305) 819-4663
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

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

                                                            Outstanding at
             Class                                          March 31, 1998
             -----                                          --------------
Class A Common Stock, $.01 Par Value                           2,360,254
Class B Common Stock, $.01 Par Value                           1,500,000

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
                                                                            No.
                                                                            ---
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Balance Sheets -                                    3
           March 31, 1998 (unaudited) and September 30, 1997

           Consolidated Statements of Operations (unaudited)-
           Three and Six Months Ended March 31, 1998 and 1997               4

           Consolidated Statements of Cash Flows (unaudited)-
           Three and Six Months Ended March 31, 1998 and 1997               5

           Notes to Consolidated Financial Statements                       6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        8

PART II    OTHER INFORMATION



Item 6     Exhibits and Reports on Form 8-K                                13


SIGNATURES                                                                 13

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,           September 30,
                                                                          1998                   1997
                                                                    ------------------    -------------------
ASSETS                                                                 (Unaudited)
------
Cash                                                              $         1,311,069   $            236,523
Restricted escrow funds                                                         5,000                 82,105
Land                                                                       22,448,706             23,348,773
Construction-in-progress                                                   14,439,900             15,833,115
Model furnishings, net of accumulated depreciation
  of $82,907 and $246,806, respectively                                       561,328                502,920
Deferred loan costs net of accumulated amortization
  of $471,490 and $611,646, respectively                                      157,691                348,383
Other assets, net of accumulated depreciation
  of $320,878 and $312,262, respectively                                    1,226,814              1,095,042

                                                                    ------------------    -------------------
                                                                  $        40,150,508   $         41,446,861
                                                                    ==================    ===================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Customer deposits                                                 $         1,061,001   $          1,173,742
Accounts payable and accrued liabilities                                    3,545,165              3,006,640
Acquisition, development and construction loans payable                    26,644,093             29,170,513
10% bonds payable                                                           3,788,724              3,681,343
Notes and loans payable                                                       830,020                288,893

                                                                    ------------------    -------------------
                                                                           35,869,003             37,321,131
                                                                    ------------------    -------------------
Commitments and contingencies

Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
  none issued                                                                -                      -
Class A common stock, $.01 par, 40,000,000 shares authorized,
  2,360,254 shares issued and outstanding                                      23,603                 23,603
Class B common stock, $.01 par, 1,500,000 shares authorized,
  issued and outstanding                                                                              15,000
                                                                               15,000
Additional paid-in capital                                                 10,330,950             10,330,950
Accumulated deficit                                                       (6,088,048)            (6,243,823)

                                                                    ------------------    -------------------
                                                                            4,281,505              4,125,730
                                                                    ------------------    -------------------

                                                                  $        40,150,508   $         41,446,861
                                                                    ==================    ===================

                See notes to consolidated financial statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                        Six Months Ended
                                                                  March 31,                                March 31,
                                                    -------------------------------------    -------------------------------------
                                                          1998                1997                1998                 1997
                                                    -----------------   -----------------    ----------------    -----------------
 Revenues:
   Sales of homes                                 $       11,295,032  $       10,512,426   $      23,933,191   $       22,634,142
   Interest income                                            40,745              47,287              61,887               89,633
   Other income                                               16,980              53,862             169,206              108,024
                                                    -----------------   -----------------    ----------------    -----------------

                                                          11,352,757          10,613,575          24,164,284           22,831,799
                                                    -----------------   -----------------    ----------------    -----------------
 Operating costs and expenses:
   Costs of homes sold                                    10,056,064           9,061,069          21,468,445           19,789,401
   Selling expenses                                          462,428             859,358           1,169,459            1,424,041
   General and administrative expenses                       159,559             393,667             513,002              794,736
   Depreciation and amortization                             172,586             173,084             341,077              255,082
   Amortization of goodwill                                        -              14,313                   -               28,625
   Interest expense                                          433,397               6,803             516,526               28,007
                                                    -----------------   -----------------    ----------------    -----------------

                                                          11,284,034          10,508,294          24,008,509           22,319,892
                                                    -----------------   -----------------    ----------------    -----------------

 Income before income taxes                                   68,723             105,281             155,775              511,907

 Provision for income taxes                                    -                   -                   -                    -
                                                    -----------------   -----------------    ----------------    -----------------

 Net income                                       $           68,723  $          105,281   $         155,775   $          511,907
                                                     ================    ================     ===============     ================

 Net income per common share -
 basic and diluted                                $             0.02  $             0.03   $            0.04   $             0.13
                                                     ================    ================     ===============     ================

 Weighted average number of common
 shares and common equivalents outstanding                 3,860,254           3,860,254           3,860,254            3,860,254
                                                    =================   =================    ================    =================


                See notes to consolidated financial statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                             March 31,
                                                                              -----------------------------------------
                                                                                    1998                   1997
                                                                              ------------------    -------------------
Cash flows from operating activities:
  Net income                                                                $           155,775   $            511,907
                                                                              ------------------    -------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and other non-cash charges                               449,177                431,409
    Changes in assets and liabilities:
      Restricted escrow funds                                                            77,105                 43,586
      Construction in progress and land                                               2,293,282            (5,170,457)
      Other assets                                                                    (186,965)               (67,722)
      Customer deposits                                                               (112,741)               (43,586)
      Accounts payable and accrued liabilities                                          632,019                932,287
                                                                              ------------------    -------------------
                                                                                      3,151,877            (3,874,483)
                                                                              ------------------    -------------------

        Net cash provided by (used in) operating activities                           3,307,652            (3,362,576)
                                                                              ------------------    -------------------

Cash flows from investing activities:
  Purchase of model furnishings                                                       (153,600)                  2,001
  Advances for future projects                                                               -               (240,051)
                                                                              ------------------    -------------------
        Net cash used in investing activities                                         (153,600)              (238,050)
                                                                              ------------------    -------------------

Cash flows from financing activities:
  Acquisition, development and construction loan borrowings                          14,969,759             20,602,466
  Principal payments on acquisition, development and construction loans            (17,496,179)           (17,190,101)
  Payments on 10% bonds and 5% debentures                                              (94,213)              (900,000)
  Notes payable borrowings                                                              675,000                 57,028
  Principal payments on notes payable                                                 (133,873)               (96,126)
                                                                              ------------------    -------------------
        Net cash (used in) provided by financing activities                         (2,079,506)              2,473,267
                                                                              ------------------    -------------------

Net increase (decrease) in cash                                                       1,074,546            (1,127,359)

Cash, beginning of period                                                               236,523              1,521,799
                                                                              ------------------    -------------------

Cash, end of period                                                         $         1,311,069   $            394,440
                                                                              ==================    ===================

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. The September 30, 1997 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations which may be achieved in the future.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the following Item 2, the Company has bonds payable in the amount of $3.75 million which have a scheduled maturity in June 1998. Management's plans to restructure or refinance the bonds payable are also discussed in Item 2. If the Company is unable to achieve any of the alternatives discussed in Item 2, there is substantial doubt about the Company's ability to continue as a going concern. A primary lender of the Company has waived and continues to waive certain affirmative and restrictive covenants set forth in the Company's loan agreements with such lender, provided the Company is able to satisfy certain additional covenants and conditions. No assurance can be given that the Company will continue to receive such waiver from this primary lender. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

With respect to common stock, prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of common stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock and has not declared any such dividends since that date. Cash dividends on both classes of Common Stock are cumulative, and accordingly, the amount of such dividends inures for the benefit of the Company's shareholders. As of March 31, 1998, dividends in arrears amounted to $1,346,854. The Company would accrue such dividends on its financial statements only if and when declared by the Company's Board of Directors.

NOTE 3 - EARNINGS PER SHARE

During the three month and six month period ended March 31, 1998, Diluted EPS equaled Basic EPS, as the impact of warrants and stock options was anti-dilutive. Options to purchase 150,000 shares of Class A common stock at $7.80 per share, options to purchase 595,000 shares of Class A common stock at $1.75 per share, warrants to purchase 160,000 shares of Class A common stock at $7.80 per share, warrants to purchase 200,000 shares of Class A common stock at $2.25 per share and 150,000 stock appreciation rights (as discussed in Item 13 of the September 30, 1997, Form 10-K) were outstanding during the period but were not included in the computation of diluted EPS because their respective exercise prices were greater than the average market price of the common shares.


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

Results of Operations

General

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                    Three Months Ended      Three Months Ended
                                                      March 31, 1998          March 31, 1997
                                                   ----------------------  ----------------------
Revenues                                                  100.0%                  100.0%
Cost of homes sold                                         88.6                    85.4
Selling, general and administrative expenses                5.5                    11.8
Depreciation, amortization and interest expense             5.3                     1.8
Net income                                                  0.6                     1.0

                                                     Six Months Ended        Six Months Ended
                                                      March 31, 1998          March 31, 1997
                                                   ----------------------  ----------------------
Revenues                                                  100.0%                  100.0%
Cost of homes sold                                         88.8                    86.7
Selling, general and administrative expenses                7.0                     9.7
Depreciation, amortization and interest expense             3.6                     1.4
Net income                                                  0.6                     2.2

Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At March 31,1998, approximately 77% of the homes in backlog were under construction. The backlog decreased 8% from 239 homes at September 30, 1997 to 220 homes at March 31, 1998. The available lots for sale refer to the number of lots the Company has acquired which it plans to construct homes on and excludes homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots for projects, which are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
----------------------------------------------------------------------------
Contract
--------

                                              March 31, 1998         September 30, 1997           March 31, 1997
                                          ----------------------   ----------------------    ----------------------
Number of homes in backlog                                220                     239                          348
Aggregate sales value of homes in
backlog                                     $      25,873,000        $     26,865,000          $        39,622,000
Available lots for sale                                   670                     806                          663
Available lots under option or
contract                                                  325                     375                          588

Comparison of the Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------

The Company's revenues from home sales were approximately $11.3 million for the three months ended March 31, 1998, as compared to approximately $10.5 million for the three months ended March 31, 1997. The increase is attributed to an increase in the average sales price from $108,400 to $122,700 during the three months ended March 31, 1998, compared to the same period in 1997. The higher average sales price is the result of an increase in the average sales price of townhomes delivered from $97,100 to $112,000 and of single family homes delivered from $119,500 to $148,700. For the period the number of units delivered decreased slightly from 96 units in the three months ended March 31, 1997 to 92 units in the three months ended March 31, 1998.

The Company's costs of homes sold were approximately $10.1 million for the three months ended March 31, 1998, as compared to approximately $9.1 million for the three months ended March 31, 1997. The increase is attributed primarily to an increase in the number of higher cost single family homes delivered during the quarter. Cost of homes sold as a percentage of home sales increased to 89.0% for the three months ended March 31, 1998 compared to 86.2% for the three months ended March 31, 1997.

Selling, general and administrative ("SG&A") expenses were approximately $620,000 for the three months ended March 31, 1998, compared to the approximately $1.45 million for the three months ended March 31, 1997 as there were reductions in several expense categories including model center design, advertising, consulting fees and travel and entertainment. SG&A expenses as a percentage of total revenues decreased from 11.8% during the three months ended March 31, 1997 to 5.5% for the three months ended March 31, 1998. Interest expense is significantly higher this period due to the expensing of interest related to communities near close out.

Net income for the three months ended March 31, 1998 was approximately $69,000 compared to net income of approximately $105,000 during the three months ended March 31, 1997. The decrease is primarily attributed to the increase in cost of homes sold as discussed above.

Comparison of the Six Months Ended March 31, 1998 and 1997
-----------------------------------------------------------

The Company's revenues from home sales were approximately $23.9 million for the six months ended March 31, 1998 compared to approximately $22.6 million for the same period last year. The increase is attributed to an increase in the average sales price of delivered units from $111,500 on 203 units last year to $116,700 on 205 units this year. This higher average sales price is the result of an increase in the average sales price of townhomes delivered from $96,600 to $108,800 and of single family homes delivered from $122,200 to $136,400.

The Company's costs of homes sold were approximately $21.5 million for the six months ended March 31, 1998 compared to the $19.8 million for the six months ended March 31, 1997. The change is attributable to the increase in higher priced product as discussed above. Cost of homes sold as a percentage of home sales increased to 89.7% for the six months ended March 31, 1998 from 87.4% for the six months ended March 31, 1997.

Selling, general and administrative ("SG&A") expenses were approximately $1.7 million for the six months ended March 31, 1998 as compared to approximately $2.2 million for the six months ended March 31, 1997. SG&A expenses as a percentage of total revenues decreased from 9.7% for the six months ended March 31, 1997 to 7.0% for the comparable period this year primarily due to a decrease in various categories as listed above in the three months section.

Net income for the six months ended March 31, 1998 was approximately $156,000 compared to net income of approximately $512,000 during the six months ended March 31, 1997. The decrease is attributed mainly to the increase in cost of homes sold as discussed above.

Liquidity and Capital Resources

General. On March 31, 1998, the Company had borrowings from banks and third parties aggregating approximately $31.3 million compared to $33.1 million at September 30, 1997. Except as described below, the Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and construction/development financing.

It is unlikely that cash flow from operations will be sufficient to pay off the outstanding principal amount of the 10% Bonds due June 30, 1998 ("10% Bonds"), plus accrued interest, when such obligations become due. Management is currently exploring several alternatives to address these obligations including, but not limited to (i) redeeming the 10% Bonds on a discounted basis; (ii) restructuring the payments on the 10% Bonds; and (iii) refinancing the 10% Bonds through the procurement of debt and/or equity financing. There can be no assurance that the Company's restructuring efforts will be successful. If the Company is unable to procure additional debt and/or equity financing on terms deemed favorable to the Company or if the Company is unsuccessful in its efforts, in terms of restructuring the 10% Bonds, the Company may be in default of such obligations when they become due, and as a consequence may be forced to curtail its then current level of operations or may cease to be a going concern. Furthermore, given the uncertainty concerning the repayment of the 10% Bonds, no assurance can be given that the Company's relationships with its primary lenders would not be adversely impaired.

Cash Flows. During the six months ended March 31, 1998, the Company had approximately $3.3 million of net cash provided by operating activities, primarily as a result of a reduction of $2.3 million in construction in process. During that period, the Company had net cash used in financing activities of approximately $2.1 million arising principally from payments on acquisition, development and construction loans.

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


Date: May 14, 1998                          /s/ Harry Weitzer
                                            ------------------------------
                                            Harry Weitzer, Chairman of the
                                            Board, President, And Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: May 14, 1998                          /s/ Edward W. Dwier
                                            ------------------------------
                                            Edward W. Dwier
                                            Vice President / Controller
                                            (Principal Accounting Officer)