Form 10-Q
period 1998-06-30
WEITZER HOMEBUILDERS INC
filed 1998-08-14
CIK 926613

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                       65-0502494
      -------------------------------------------------------------------
      (State or other jurisdiction of             (IRS Employer I.D. No.)
      incorporation or organization)

        5901 N.W. 151st Street, Suite 120, Miami Lakes, FL 33014-2428
        -------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                (305) 819-4663
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X Yes     No
          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                         Outstanding at
                Class                                    June 30, 1998
                -----                                    --------------
Class A Common Stock, $.01 Par Value                       2,360,254
Class B Common Stock, $.01 Par Value                       1,500,000

                              INDEX TO FORM 10-Q
                                                                          Page
                                                                          ----
                                                                           No.
                                                                           ---
PART I     FINANCIAL STATEMENTS

           Consolidated Balance Sheets -                                    3
           June 30, 1998 (unaudited) and September 30, 1997

           Consolidated Statements of Operations (unaudited)-
           Three and Nine Months Ended June 30, 1998 and 1997               4

           Consolidated Statements of Cash Flows (unaudited)-
           Three and Nine Months Ended June 30, 1998 and 1997               5

           Notes to Consolidated Financial Statements                       6

PART II    ITEM 2 - MANAGEMENT'S DISCUSSION                                 9

           Discussion and Analysis of Financial Condition and
           Results of Operations                                           10

PART III   OTHER INFORMATION

           Exhibits and Reports on Form 8-K                                16

           Signatures                                                      16

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,            September 30,
                                                                      1998                  1997
                                                               ------------------      ---------------
ASSETS                                                            (Unaudited)
------
Cash                                                           $          659,048      $       236,523
Restricted escrow funds                                                    10,000               82,105
Land                                                                   25,267,625           23,348,773
Construction-in-progress                                               16,389,716           15,833,115
Model furnishings, net of accumulated depreciation
  of $169,022 and $246,806, respectively                                  536,586              502,920
Deferred loan costs net of accumulated amortization
  of $106,715 and $611,646, respectively                                  147,572              348,383
Other assets, net of accumulated depreciation
  of $327,423 and $312,262, respectively                                  991,097            1,095,042
                                                               ------------------      ---------------
                                                               $       44,001,644      $    41,446,861
                                                               ==================      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Customer deposits                                              $        1,197,332      $     1,173,742
Accounts payable and accrued liabilities                                4,064,199            3,006,640
Acquisition, development and construction loans payable                30,610,133           29,170,513
10% bonds payable                                                       3,843,308            3,681,343
Notes and loans payable                                                   479,292              288,893
                                                               ------------------      ---------------
                                                                       40,194,265           37,321,131
                                                               ------------------      ---------------

Commitments and contingencies

 Shareholders' equity:
Preferred stock, $.01 par, 5,000,000 shares authorized,
  none issued                                                                  --                   --
Class A Common Stock, $.01 par, 40,000,000 shares authorized,
  2,360,254 shares issued and outstanding                                  23,603               23,603
Class B Common Stock, $.01 par, 1,500,000 shares authorized,
  issued and outstanding                                                   15,000               15,000
Additional paid-in capital                                             10,330,950           10,330,950
Accumulated deficit                                                   (6,562,174)          (6,243,823)
                                                               ------------------      ---------------
                                                                        3,807,379            4,125,730
                                                               ------------------      ---------------
                                                               $       44,001,644      $    41,446,861
                                                               ==================      ===============

                See notes to consolidated financial statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                       Nine Months Ended
                                                                 June 30,                                June 30,
                                                   ------------------------------------     -----------------------------------
                                                         1998               1997                  1998               1997
                                                   ------------------  ----------------     -----------------   ---------------
Revenues:
  Sales of homes                                   $       12,530,092  $     17,108,391     $      36,463,283   $    39,742,533
  Interest income                                              25,971            46,902                87,858           136,535
  Other income                                                 13,711            13,849               182,915           121,873
                                                   ------------------  ----------------     -----------------   ---------------
                                                           12,569,774        17,169,142            36,734,056        40,000,941
                                                   ------------------  ----------------     -----------------   ---------------

Operating costs and expenses:
  Costs of homes sold                                      11,633,869        15,181,847            33,102,314        34,661,248
  Selling expenses                                            660,666         1,110,234             1,830,125         2,844,275
  General and administrative expenses                         358,435           532,712             1,300,239         1,327,448
  Depreciation and amortization                               107,440           103,969               277,978           359,051
  Amortization of goodwill                                          -            14,312                     -            42,937
  Interest expense                                            283,489            17,306               541,751            45,313
                                                   ------------------  ----------------     -----------------   ---------------
                                                           13,043,899        16,960,380            37,052,407        39,280,272
                                                   ------------------  ----------------     -----------------   ---------------

Income (loss) before income taxes                           (474,125)           208,762             (318,351)           720,669
Provision for income taxes                                          -                 -                     -                 -
                                                   ------------------  ----------------     -----------------   ---------------
Net income (loss)                                  $        (474,125)  $        208,762     $       (318,351)   $       720,669
                                                   ==================  ================     =================   ===============

Net income (loss) per common share -
basic and diluted                                  $           (0.12)  $           0.05     $          (0.08)   $          0.19
                                                   ==================  ================     =================   ===============

Weighted average number of common
shares and common equivalents outstanding                   3,860,254         3,860,254             3,860,254         3,860,254
                                                   ==================  ================     =================   ===============

                See notes to consolidated financial statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Nine Months Ended
                                                                                                    June 30,
                                                                                    ------------------------------------------
                                                                                           1998                  1997
                                                                                    ------------------    --------------------
Cash flows from operating activities:
  Net income (loss)                                                                 $        (318,351)    $            720,669
                                                                                    ------------------    --------------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation, amortization and other non-cash charges                                      717,921                 688,134
    Changes in assets and liabilities, net:
      Restricted escrow funds                                                                   72,105                 195,252
      Construction in progress and land                                                    (2,475,453)             (8,494,130)
      Other assets                                                                             113,648                 (71,145)
       Customer deposits                                                                        23,590                (195,252)
      Accounts payable and accrued liabilities                                               1,057,559                (128,752)
                                                                                    ------------------    --------------------
                                                                                             (490,630)             (8,005,893)
                                                                                    ------------------    --------------------

        Net cash used in operating activities                                                (808,981)             (7,285,224)
                                                                                    ------------------    --------------------

Cash flows from investing activities:
  Purchase of model furnishings                                                              (398,514)               (107,695)
  Advances for future projects                                                                      --               1,195,352

                                                                                    ------------------    --------------------
         Net cash (used in) provided by investing  activities                                (398,514)               1,087,657
                                                                                    ------------------    --------------------

Cash flows from financing activities:
  Acquisition, development and construction loan borrowings                                 26,842,779              37,659,286
  Principal payments on acquisition, development and construction loans                   (25,403,158)            (30,705,679)
  Payments on 10% bonds, 5%  debentures and other financing fees                                   --                (900,000)
  Notes payable borrowings                                                                     425,000                  57,028
  Principal payments on notes payable                                                        (234,601)               (141,113)
                                                                                    ------------------    --------------------
        Net cash provided by financing activities                                            1,630,020               5,969,522
                                                                                    ------------------    --------------------

Net increase (decrease) in cash                                                                422,525               (228,045)

Cash, beginning of period                                                                      236,523               1,521,799
                                                                                    ------------------    --------------------

Cash, end of period                                                                 $          659,048    $          1,293,754
                                                                                    ==================    ====================

                See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS
-------------------------------------------

     Weitzer Homebuilders Incorporated (the "Company"), organized in Florida in 1994, is engaged primarily in the design, construction and sale of single family homes and townhomes in Dade and Broward counties located in South Florida. The Company offers a wide variety of moderately priced homes that are designed to appeal to the entry level and first time move-up buyers.

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997. The September 30, 1997 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Certain prior quarter amounts have been reclassified to conform with the current quarter presentation. These reclassifications did not have an overall effect on the results from operations or earnings per share. The results of operations are not necessarily indicative of results of operations which may be achieved in the future.

     As discussed in the Company's annual report on Form 10k, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 1998, the Company had $3.75 million principal amount of its 10% bonds outstanding. The scheduled maturity of the 10% bonds was June 30, 1998 (or July 30, 1998 after giving effect to applicable grace periods). Subsequent to June 30, 1998, the Company consummated a private financing of which the proceeds were used by the Company primarily to repay the outstanding principal amount plus accrued interest of the 10% bonds as disclosed in Note 4.

NOTE 2 - ADOPTION OF ACCOUNTING PRONOUNCEMENTS
----------------------------------------------

A. Earnings Per Share

     During the first quarter of fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") and has reflected the adoption of such statements for all periods presented. The adoption of this statement did not have any impact on previously reported EPS amounts.

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

     With respect to common stock, prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of common stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock and has not declared any such dividends since that date. Cash dividends on both classes of common stock are cumulative, and accordingly, the amount of such dividends inures for the benefit of the Company's shareholders. As of June 30, 1998, dividends in arrears amounted to $1,540,104. The Company accrues such dividends on its financial statements only if and when declared by the Company's Board of Directors.

NOTE 3 - YEAR 2000 COMPLIANCE
-----------------------------

     As the year 2000 approaches, an issue has generically emerged regarding how existing application software programs and operating systems can accommodate this date. In brief, many existing application software products in the marketplace were designed to only accommodate a two-digit date position which represents the year (e.g., '95' is stored on the system and represents the year
1995). As a result, the year 1999 (i.e., `99') could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

NOTE 4 - SUBSEQUENT EVENT
-------------------------

     On July 28, 1998, the Company received subscriptions from Chai Capital, Ltd., a Florida limited partnership (the "Partnership") for an aggregate of $5,000,000 to purchase an aggregate $4,000,000 principal amount 14% Convertible Subordinated Debentures (the "Debentures") of the Company and 1,785,714 shares of the Company's authorized and unissued Class A Common Stock, $.01 par value per share, valued at $.56 per share. The Debentures are for a term of three years and bear interest at the rate of 14% per annum and are convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $.56 per share. The conversion price of the Debentures and the purchase price per share for the Company's Class A Common Stock was based upon a 30-day average of the market price of the Company's Class A Common Stock. The private financing was effectuated in three tranches. The first tranche being consummated on July 29, 1998; the second tranche on July 30, 1998; and the third tranche on July 31, 1998. The consummation of each tranche represented the date that the Company received cleared funds from the Partnership in accordance with the terms of the executed subscription for the investment described above. The proceeds of the financing were used by the Company primarily to repay the outstanding principal amount plus accrued interest of the Company's outstanding 10% bonds issued in 1994 that were currently due.

ITEM - 2
--------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form-10K for the fiscal year ended September 30, 1997. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in product mix, changes in the costs of materials and labor and other economic factors.

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

Results of Operations

General
-------
     The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:


                                                            Three Months            Three Months
                                                             Ended June              Ended June
                                                              30, 1998                30, 1997
                                                       ----------------------- -----------------------
Revenues                                                       100.0%                  100.0%
Cost of homes sold                                              92.6                    88.4
Selling, general and administrative expenses                     8.1                     9.6
Depreciation, amortization and interest expense                  3.1                     0.8
Net income (loss)                                               (3.8)                    1.2


                                                            Nine Months             Nine Months
                                                             Ended June              Ended June
                                                              30, 1998                30, 1997
                                                      ----------------------- -----------------------
Revenues                                                       100.0%                  100.0%
Cost of homes sold                                              90.1                    86.7
Selling, general and administrative expenses                     8.5                    10.4
Depreciation, amortization and interest expense                  2.3                     1.1
Net income                                                      (0.9)                    1.8
(loss)


Backlog and Available Lots for Sale or Under Option or Contract
---------------------------------------------------------------
     The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At June 30,1998, approximately 77% of the homes in backlog were under construction. The backlog increased from 239 homes at September 30, 1997 to 241 homes at June 30, 1998. The available lots for sale refer to the number of lots the Company owns, on which it plans to construct homes, and excludes homes under sales contracts included in backlog. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built.


Backlog of Homes and Available Lots for Sale
--------------------------------------------
                                                           June 30,        September 30,     June 30,
                                                             1998              1997           1997
                                                     ------------------  ----------------- -------------
Number of homes in backlog                                      241               239                308
Aggregate sales value of homes in backlog           $    30,205,000      $  26,865,000     $  34,657,000
Available lots for sale                                         861                806               784
Available lots under option or contract                           0                375               463


Comparison of the Three Months Ended June 30, 1998 and 1997
-----------------------------------------------------------

     The Company's revenues from home sales were approximately $12.5 million for the three months ended June 30, 1998, as compared to approximately $17.1 million for the three months ended June 30, 1997. The decrease can be attributed to a 23% decrease in the number of units sold, from 146 units to 113 units, as well as in the mix of the products. Of the homes sold during the three month period ended June 30, 1998, 85% were townhome units with an average sales price of $104,670 and 15% were single family homes with an average sales price of $160,400. In contrast, for the corresponding period ended June 30, 1997, 58% of sold units represented townhome units with an average sales price of $113,750 and 42% represented single family homes with an average sales price of $136,250.

     The Company's costs of homes sold were approximately $11.6 million for the three months ended June 30, 1998, as compared to approximately $15.2 million for the three months ended June 30, 1997. The decrease is directly attributed to the 23% decrease in the number of units sold and the product mix of sales. Included in the cost of homes sold is a settlement of a disputed real estate commission related to Harmony Lakes, in the amount of approximately $121,000.

     Selling, general and administrative ("SG&A") expenses were approximately $1.02 million for the three months ended June 30, 1998, compared to approximately $1.64 million for the three months ended June 30, 1997. This is attributed to reductions in several expense categories including marketing and advertising, consulting fees and travel and entertainment. SG&A expenses as a percentage of total revenues decreased from 9.6% during the three months ended June 30, 1997 to 8.1% for the three months ended June 30, 1998.

     During the current quarter a significantly greater portion of interest was expensed as a result of the completion of the land development phase for most of the Company's communities.

     Net loss for the three months ended June 30, 1998 was approximately $474,000 compared to net income of approximately $209,000 during the three months ended June 30, 1997. The decrease is mainly attributed to the increase in the cost of homes, as well as in the decrease of 23% in sales, as well as the other items discussed above.

Comparison of the Nine Months Ended June 30, 1998  and 1997
-----------------------------------------------------------

     The Company's revenues from home sales were approximately $36.5 million for the nine months ended June 30, 1998, compared to approximately $39.7 million for the same period last year. The decrease can be attributed to the number of units sold, as well as in the composition of those sales. Of the 318 homes sold during the nine month period ended June 30, 1998, 76% were townhome units and 24% were single family homes. In contrast, for the nine month period ended June 30, 1997, of the 349 homes sold, 48% were townhome units and 52% were single family homes.

     The Company's costs of homes sold were approximately $33.1 million for the nine months ended June 30, 1998 compared to approximately $34.7 million for the nine months ended June 30, 1997. The decrease is directly attributed to the 9% decrease in the number of units sold and the product mix of the sale. Included in the cost of homes sold is a settlement of a disputed real estate commission related to Harmony Lakes, in the amount of approximately $121,000.

     Selling, general and administrative ("SG&A") expenses were approximately $3.1 million for the nine months ended June 30, 1998 as compared to approximately $4.2 million for the nine months ended June 30, 1997. This is attributed to reductions in several expense categories including marketing and advertising, consulting fees and travel and entertainment. SG&A expenses as a percentage of total revenues decreased from 10.4% for the nine months ended June 30, 1997 to 7.3% for the nine months ended June 30, 1998.

     During the current nine month period ended on June 30, 1998, a significantly greater portion of interest was expensed as a result of the completion of the land development phase for most of the Company's communities.

     Net loss for the nine months ended June 30, 1998 was approximately $318,000 compared to net income of approximately $720,000 during the nine months ended June 30, 1997. The decrease is mainly attributed to the increase in the cost of homes, as well as in the decrease of 9% in sales, as well as the other items discussed above.

Liquidity and Capital Resources

General
-------

     On July 28, 1998, the Company received subscriptions from Chai Capital, Ltd., a Florida limited partnership (the "Partnership") for an aggregate of $5,000,000 to purchase an aggregate $4,000,000 principal amount 14% Convertible Subordinated Debentures (the "Debentures") of the Company and 1,785,714 shares of the Company's authorized and unissued Class A Common Stock, $.01 par value per share, valued at $.56 per share. The Debentures are for a term of three years and bear interest at the rate of 14% per annum and are convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $.56 per share. The conversion price of the Debentures and the purchase price per share for the Company's Class A Common Stock was based upon a 30-day average of the market price of the Company's Class A Common Stock. The private financing was effectuated in three tranches. The first tranche being consummated on July 29, 1998; the second tranche on July 30, 1998; and the third tranche on July 31, 1998. The consummation of each tranche represented the date that the Company received cleared funds from the Partnership in accordance with the terms of the executed subscription for the investment described above. The proceeds of the financing were used by the Company primarily to repay the outstanding principal amount plus accrued interest of the Company's outstanding 10% bonds issued in 1994 that were currently due.

     In addition, pursuant to the terms of the Debentures, the Company may not incur debt in excess of $200,000 per annum and may not issue any securities in the future (other than securities issuable upon exercise and/or conversion of currently outstanding derivative securities), without the prior consent of the Partnership.

     The Company is in the process of refinancing its existing acquisition, development and construction loans with one of its primary lenders in order to reduce the overall cost of financing. The other primary lender of the Company is refinancing the outstanding debt balance of approximately $22 million at a lower overall cost of capital with similar covenants as the Company is currently obligated to abide by.

     The Company may require additional equity and/or debt financing in the future depending upon the level of cash flow generated from operations. No assurance can be given that the Company will be able to secure such financing, if needed, on terms deemed favorable by the Company.

Cash Flows
----------

     During the nine months ended June 30, 1998, the Company had used approximately $809,000 in operating activities, primarily as a result of a $2.5 million increase in construction in process. The Company also invested approximately $398,000 for the purchase of furniture for three of its new model centers. During that period, the Company had net cash flow provided by financing activities of approximately $1.6 million arising principally from borrowings on acquisition, development and construction loans.

     For the nine months ended June 30, 1998, the Company experienced a combined net positive cash flow of approximately $422,500.

PART II.  OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K

(b) On August 3, 1998, the Company filed a Current Report on Form 8-K with respect to the consummation of its private financing.


SIGNATURES
-----------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                /s/ Harry Weitzer
Date:    August 11, 1998                       ---------------------------------
                                                Harry Weitzer
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)



                                                /s/ Sheryl S. Rice
Date:    August 11, 1998                        --------------------------------
                                                Sheryl S. Rice
                                                Controller
                                                (Principal Accounting Officer)