Form 10-K
period 1998-09-30
WEITZER HOMEBUILDERS INC
filed 1998-12-28
CIK 926613

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               -
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998



              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _____ TO ____


                        COMMISSION FILE NUMBER 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
             (Exact name of registrant as specified in its charter)



          FLORIDA                                           65-0502494
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



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
                             STOCK, $.01 PAR VALUE


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X             No
                                               -------            -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [  ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of December 16, 1998 was approximately $842,131 based on the $0.36 closing price for the Class A Common Stock as reported on the over-the-counter market on such date.

    As of December 16, 1998, Weitzer Homebuilders Incorporated had 4,145,968 shares of Class A Common Stock, $.01 par value, and 1,500,000 shares of Class B Common Stock, $.01 par value, outstanding.



                      DOCUMENTS INCORPORATED BY REFERENCE:

CERTAIN EXHIBITS LISTED IN PART IV ARE INCORPORATED BY REFERENCE TO CERTAIN OF THE COMPANY PUBLIC FILINGS MADE PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1996, THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 1996, JUNE 30, 1996, DECEMBER 31, 1996 AND MARCH 31, 1997, REPORT ON FORM 8-K FILED ON AUGUST 3, 1998, AND THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED.

  PART I

  ITEM 1. BUSINESS

  GENERAL

     Weitzer Homebuilders Incorporated (the "Company"), organized in Florida in 1994, is engaged, through its subsidiaries, primarily in the design, construction and sale of single-family homes and townhomes in Miami-Dade and Broward Counties located in Southeast Florida. The Company offers a wide variety of moderately priced homes that are designed to appeal to the entry level and first time move-up buyers. Since inception, the Company has delivered over 2,300 homes, including 440 in the fiscal year ended September 30, 1998. Base sales prices of the Company's homes range from approximately $84,000 to $260,000 and the average sales price of homes delivered during the fiscal year ended September 30, 1998 was approximately $115,000. At present, the Company is offering homes for sale in seven communities. At September 30, 1998, the Company had 980 available lots for sale. There is no assurance that all lots available for home construction will in fact be used for construction of homes since construction and sales of homes are subject to a variety of factors, including, without limitation, general and local economic conditions, availability of financing, interest rates and government regulation.

     The Company's principal executive offices are located at 5901 N.W. 151st Street, Suite 120, Miami Lakes, Florida 33014, (305) 819-4663.

  OPERATING STRATEGY

     The current operating strategy of the Company currently emphasizes the following elements:

  AFFORDABLE HOUSING AND VALUE PRICING. The Company offers a wide variety of affordable to moderately priced homes that are designed to appeal to the entry-level and first time move-up buyers. The Company strives to price its homes competitively, while providing perceived innovative designs, including architectural details and amenities in several of its projects typically found in more expensive homes, such as cathedral ceilings, recessed lighting, glass block, security and intercom systems. The Company's models afford prospective homebuyers a variety of options and features so that they may customize their designs to suit their needs. In 1998, Weitzer built both detached single family homes and townhomes, each of which was offered in three different product types.



  CONSTRUCTION WARRANTY. The Company acts as the general contractor for its projects and requires that its subcontractors and suppliers use quality, durable materials in the construction of its homes. The Company generally provides home buyers with at least a one-year warranty on workmanship and building materials and a ten-year structural warranty.



  COST CONTROLS. In general, the Company attempts to reduce certain risks in the homebuilding industry and maximize its financial resources by: (i) acquiring land for development through seller financing (which generally allows for more favorable payment terms and lower closing costs); (ii) utilizing options and other similar agreements whereby the Company provides a relatively small deposit to obtain the right to purchase a specified number of lots over some period of time so long as it exercises a certain number of options pursuant to a periodic takedown schedule; (iii) obtaining required zoning entitlements prior to purchasing land; (iv) for the most part, beginning construction of a home only after execution of a sales contract, receipt of a down payment and, where applicable, the buyer's receipt of mortgage approval; (v) using subcontractors on a fixed price basis; and (vi) obtaining volume discounts on construction materials.

  SOUTH FLORIDA MARKET. Although the Company is continuously evaluating locations for new residential communities, the Company anticipates that in the near term its business and earnings will continue to be derived principally from the South Florida market. Based on the Company's knowledge of the South Florida homebuilding market, the Company believes it has certain competitive advantages in such market, including understanding of and experience with, the local market; controls and cost savings that result from the Company's centralized operations; and an experienced sales force that is generally employed on a long-term rather than project-by-project basis.

  LAND ACQUISITION AND DEVELOPMENT

     The Company acquires both improved building lots ready for construction, and tracts of land that require site improvements prior to construction. Generally, the Company attempts to acquire or control at least 100 lots in a development to achieve economies of scale in its marketing activities. When contemplating the purchase of land for development, the Company considers the cost of the land, the desirability of the proposed project to targeted homebuyers, population growth patterns, competitive conditions and available financing. The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain or verify the necessary zoning and other governmental approvals for the proposed subdivision. During the investigation period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analyses, arranges construction financing and completes its marketing feasibility studies. As a result, the Company is generally able to begin development activities immediately after closing the land purchase.

     The Company attempts to reduce the financial risks and capital requirements associated with maintaining its own inventory of lots by utilizing options and other similar agreements pursuant to which the Company provides a deposit and obtains the right to purchase a specified number of lots over a period of time so long as it exercises a certain number of its options pursuant to a periodic takedown schedule. These agreements generally are on a nonrecourse basis, so that if the Company does not meet the takedown schedule, its only financial risk is forfeiture of a deposit. Generally, the options are exercised only after prospective home buyers have executed a sales contract and made a down payment; however, the options may be exercised without having pre-sold the lots in order for the Company to preserve its option to purchase the remaining lots.

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

     Summary of Residential Projects

          The following information concerns the projects currently being developed as of September 30, 1998:

           Current Projects

                                                                         Homes
                                                                       Delivered                          Range of Base
                                                             Number      Since        Lot         Year    Home Prices
     Name                       Location                    of Homes   Inception   Inventory     Opened      (000s)
     ----                       --------                    --------   ---------   ---------     ------      ------
     Malibu Bay                 Pembroke Pines (Broward)
                                                               500        143         357         1997    $  86 - 107
     Serena Lakes II            Miami-Dade                     376        375           1         1993    $  86 - 107
     Serena Lakes Townhomes     Miami-Dade                     264        264           0         1994    $   80 - 85
     Harmony Lakes              Davie (Broward)                407        291         116         1995    $ 120 - 176
     Hammocks                   Deerfield Beach (Broward)
                                                               151        147           4         1995    $ 120 - 144
     Tesoro at Forest Lakes     Miami-Dade                     251        155          96         1996    $ 107 - 130
     Lago Del Sol               Miami-Dade                     284         49         235         1997    $   84 - 87
     Fiesta                     Miami-Dade                      70          0          70         1998    $ 100 - 130
     Los Castillos at Windsor
     Palms                      Miramar (Broward)              102          1         101         1998    $ 210 - 260

            Descriptions of the Company's projects follow:

     Malibu Bay. Located in Pembroke Pines, Broward County, Florida, this townhome community of 500 lots is offered to the first time homebuyer. Community amenities include a clubhouse and recreation facility, pool/sun deck, tennis courts and basketball court.

     Harmony Lakes. Located in the Town of Davie, in Broward County, Florida, this community has 236 single-family homes targeted to first-time move-up buyers and 171 townhomes targeted to entry level buyers, retirees and first-time move-up buyers as well. The community contains a recreation facility complete with community pool.

     Hammocks. Located in the City of Deerfield Beach, in Broward County, Florida, includes 151 single-family homes. This lakeside community targets both the entry-level buyer and the first-time move-up buyer. Units in this community are effectively sold out.

     Tesoro at Forest Lakes. Located in West Kendall, Miami-Dade County Florida, this townhome/villa community of 251 lots is located in the master planned community of Forest Lakes. Tesoro at Forest Lakes targets the entry-level homebuyer.

     Lago del Sol. Located in Southwest Miami-Dade County, Florida, this townhome community of 284 lots is offered to first time homebuyers. Community amenities include a cabana, pool and sun deck.

  Fiesta. Located in Southwest Miami-Dade County, Florida, this community is near the Serena Lakes community and includes 70 single-family homes. Targeting first-time homebuyers, the homes range from 1,300 to 1,900 square feet and are priced from $100,000 to $130,000. Sales commenced in February 1998.

  Los Castillos at Windsor Palms. This community of 102 upscale homes located in Miramar, Southwest Broward County, Florida, targets move-up buyers and provides larger homes ranging from 2,500 to 3,600 square feet at base selling prices ranging from $210,000 to $260,000. Sales commenced in February 1998.

  CONSTRUCTION

     The Company, directly or indirectly through an affiliate, acts as the general contractor for the construction of its residential developments. The general contractor's functions include monitoring the construction of each project (including monitoring compliance with zoning and building codes), participating in all significant design and building decisions, coordinating the activities of subcontractors and suppliers and controlling the quality and cost of the work. Subcontractors and material suppliers typically are retained after competitive bidding at a fixed price for a specific project, and the Company does not have any long-term contracts with any of its subcontractors. The Company generally requires that its subcontractors agree to its standard terms regarding matters such as frequency of payments, standards or work and materials and maintenance of insurance. The Company generally utilizes more than one subcontractor for each type of work to minimize increased costs and delays that might result if one of its subcontractors experiences financial or other difficulties.

     The Company has a fully integrated construction and accounting software package that utilizes the critical path method as the basis of the system. The critical path method details the integral steps necessary for the complete construction of a home and sets forth specific milestones and the timing necessary to achieve the milestones so that the Company can track the progress of the construction on each of its homes. All data is updated on a daily basis resulting in current information by project and by individual unit to increase the likelihood of, among other things, timely completion of homes under construction.

     The Company does not maintain significant inventories of construction materials except for materials for homes under construction and a limited amount of other materials. Generally, the construction materials used in the Company's operations are readily available from numerous sources, but prices can fluctuate due to various factors, including increased demand or supply shortages. Whenever possible, the Company negotiates agreements for price and volume discounts with national, regional or local suppliers of materials, which either the Company or its subcontractors will purchase. The Company does not have any long-term contractual commitments with suppliers of building materials. Homebuilders from time to time may experience industry-wide shortages of certain raw materials, and as a result, prices of materials can fluctuate. In addition, stringent building codes which were adopted in Miami-Dade County and Broward County have increased costs of homes. The Company generally has been able to pass along cost increases to the prospective buyers, but there is no assurance that increased costs will not have a material adverse effect on the Company's operations.

  MARKETING AND SALES

     The Company sells substantially all of its homes through employees who work from sales offices located at the model homes in each project. The Company also sells its homes through independent real estate brokers. Sales personnel assist prospective homebuyers by providing them with floor plans, information on prices, options and custom features and tours of model homes. Sales personnel are trained by the Company and are periodically updated on the availability of financing, construction schedules, marketing and advertising plans. Most of the sales personnel are employed on a long-term rather than on a project-by-project basis, which the Company believes results in reduced training costs and a more motivated and experienced sales force.

     Each model complex consists of three to five models. Most models are fully merchandised to accentuate the design and size of the home. The merchandising is based upon the demographics and lifestyles of the target buyer. Upgrades in many of the Company's current homes include ceramic tiles, oversized kitchens and a separate shower and roman tub in master baths, Spanish tile roofs, brick paved driveways and walkways, security systems, and an upgraded designer appliance package. Each project's sales center contains graphic displays of the floor plans and a community site plan, as well as information on the history of the Company.

     The Company's advertising program encompasses various media. Signage is a primary medium, which is implemented when land is acquired. Upon the completion of the models, a full advertising campaign typically begins using newspaper, radio and direct mail. In addition, the Company provides incentives to independent real estate brokers as a means of ensuring broker participation.

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

  CUSTOMER SERVICE AND QUALITY CONTROL

     The Company's customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. The active participation of customer service personnel, in management's opinion, reduces post-closing repair costs, fosters the Company's reputation for quality and service and leads to repeat and referral business. The Company provides homebuyers with a limited warranty program which, in general, provides home buyers with at least a one-year warranty on workmanship and building materials through the Bonded Builders Home Warranty program, a privately insured program that establishes standards for the acceptable condition of a home and resolution of disputes. Historically, the Company has not incurred any material costs relating to warranty claims or defects in construction.

  GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

     In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and the amount of these fees has increased significantly during recent years. Other Florida and local laws require the use of specific construction materials, which reduce the need for energy-consuming heating and cooling systems, or are expected to withstand certain wind speeds. Miami-Dade County and Broward County have enacted more stringent building codes as a result of Hurricane Andrew, which have resulted in increased costs of construction. The State of Florida and counties and cities within the State have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards, all of which could have a material adverse effect on the Company's business. To date, the governmental approval processes and the restrictive zoning, moratoriums and allocation systems have not had a material adverse effect on the Company's development activities.

     The Company is subject to a variety of federal, state and local statutes, ordinances, rules and regulations concerning protection of health and the environment. The particular environmental laws, which apply to any given community, vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These environmental laws may result in delays, cause the Company to incur substantial compliance and other costs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. The Company has not been materially adversely affected to date by the presence or potential presence of such materials.

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

  COMPETITION

     The homebuilding industry is highly competitive and fragmented. The Company competes on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small builders, including some builders with nationwide operations and greater financial, marketing, sales and other resources. At times competitors may offer homes at discounted prices for financial reasons. The Company also competes for residential sales with individual resales of existing homes and condominiums, including sales of homes at deeply discounted prices by lenders, banks and other similar institutions. Based on its knowledge and analysis of the homebuilding market and its knowledge of its competitors, Management believes that the Company's primary competitive strengths have been (i) its ability to offer quality residences at affordable prices; (ii) the location of its communities; and (iii) its reputation for service, innovative design and value pricing.

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

  WARRANTIES, BONDS AND OTHER OBLIGATIONS

     The Company is often required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in favor of governmental authorities and others. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1998, the Company had approximately $1,645,000 in letters of credit and performance bonds outstanding in connection with its development and construction activities.

     The Company generally provides homebuyers with at least a one-year warranty on workmanship and building materials and, in certain instances such as when financing is provided through a government loan or where city codes require, a ten-year structural warranty. The cost of providing extended warranties and warranty services was not material during the fiscal year ended September 30, 1998. The subcontractors who perform most of the actual construction in turn provide warranties of workmanship to the Company typically of one year in duration following completion of their work and perform substantially all of the warranty work at no cost to the Company. The Company has not sustained any material claims for warranty services under its ten-year structural warranty program.

     The Company also has obligations to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots which have not been closed in such developments. To date, the Company has incurred minimal costs to subsidize homeowners' associations

  EMPLOYEES: LEASING ARRANGEMENT

     At September 30, 1998, the Company leased the services of approximately 56 persons, including sales and marketing, construction, executive, administrative and clerical personnel. All of the personnel of the Company are employees of Paychex Business Solutions, Inc. ("PBS"), which has an agreement for services with the Company. PBS is a vehicle for small businesses to obtain workers' compensation and health care coverage at a discounted large group rate. PBS is the employer of record and assumes all payroll obligations and certain employee benefits administration (such as payroll preparation, payment and reporting of payroll taxes and workers' compensation, maintaining employee health insurance and related benefits) with respect to the personnel of the Company, while allowing the Company to retain management control of these persons, including supervision, job description and salary determinations. The Company determines changes in staffing levels and makes recommendations to PBS with respect to the hiring and firing of personnel. Although PBS has the right to do so, PBS has never failed to accept the recommendation of the Company with respect to hiring and firing of personnel. The Company prepays PBS for any payroll taxes, workers' compensation and health insurance and receives a report each quarter from PBS as to whether such payroll taxes were filed and paid in a timely manner. Should PBS fail to pay payroll taxes, workers' compensation or health insurance, the Company may be liable for such obligations. References to employees of the Company contained herein will include individuals whose services are leased from PBS. The Company believes that its relations with its personnel and subcontractors are satisfactory.

  Directors and Executive Officers of the Registrant

     The following table sets forth information, with respect to each person who is currently an executive officer or director of the Company, as indicated below.


  NAME               AGE               POSITION

  Harry Weitzer      57     Chairman of the Board, President
                             and Chief Executive Officer

  Peter Kleinerman   46     Executive Vice President

  Sheryl Rice        32     Vice President - Controller

  James Rosewater    32     Vice President - Sales and Marketing

  Joseph B. Rose     64     Director

  Lawrence Hellring  51     Director

  Michael Ambrosio   51     Director

  Alan Litt          38     Director


     HARRY WEITZER has served as Chairman of the Board and Chief Executive Officer of the Company since its formation in June 1994 and as President since December 1994. Mr. Weitzer has also served as President and Chief Executive Officer of each of the Company's subsidiaries since their respective inception more than five years ago. Mr. Weitzer has over 27 years of experience in the homebuilding industry, being actively engaged as a homebuilder in Michigan (from 1968 to 1976) as well as in Southeast Florida (since 1976). Mr. Weitzer is a limited partner of Chai Capital, Ltd., an affiliate of the Company, and an officer and director of Chai Capital Corp., the General Partner of Chai Capital, Ltd.

     Peter Kleinerman has served as Executive Vice President of the Company since March 1997. From November 1995 to March 1997, Mr. Kleinerman served as the President of Jadan Capital Corp., which provided operational, financial and strategic advisory services. From February 1993 to November 1995, Mr. Kleinerman served primarily as Executive Vice President at Atlantic Gulf Communities Corp., a publicly traded real estate development company.

     SHERYL RICE was appointed as Vice President and Controller of the Company on October 28, 1998. Ms. Rice served as a controller of the Company since November 1997. From October 1996 to November 1997, she served as Controller for The Cornerstone Group and from September 1988 to October 1996, as Assistant Controller for Landstar Development Corporation, both of which are real estate development and construction companies.

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

     LAWRENCE HELLRING has served as a Director of the Company since March 1996. Mr. Hellring is president and owner of Superior Windows, Corp. Mr. Hellring has been associated with Superior Windows, Corp., a privately held manufacturing company for the past eleven years.

     MICHAEL AMBROSIO has served as a Director of the Company since May 1996. Mr. Ambrosio is vice president of Simkins Industries, Inc. and executive vice president of Westfield Financial Corp., the real estate investment division of Simkins Industries, Inc. Mr. Ambrosio has been associated with Simkins Industries, Inc. for the past five years. Mr. Ambrosio is an officer and director of Chai Capital Corp., the General Partner of Chai Capital, Ltd. A trust for the benefit of Mr. Ambrosio's wife is a limited partner of Chai Capital, Ltd., an affiliate of the Company.

     Alan Litt was elected as a Director of the Company in October 1998. Mr. Litt has served as President of Castle American Construction for the past five years. He brings over fifteen years of experience as a real estate developer, specializing in residential dwellings and the construction of institutional facilities. Mr. Litt is a limited partner of Chai Capital, Ltd.

  Compliance with Section 16(a)

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), during the Company's fiscal year ended September 30, 1998 and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-K, except as set forth below, no person who at any time during the fiscal year ended September 30, 1998 was a director, officer or to the knowledge of the Company, a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the fiscal years ended September 30, 1997 or September 30, 1998. Larry Hellring and Michael Ambrosio, who became directors of the Company in fiscal year 1996, did not file a Form 3 during fiscal year 1996. These Forms 3 will be filed as soon as possible after the date hereof. Harry Speizer and Peter Kleinerman, who became executive officers of the Company in fiscal year 1997, did not file a Form 3 during fiscal year 1997. These Forms 3 will be filed as soon as possible after the date hereof. Joseph B. Rose, a director of the Company who purchased 5,000 shares of Class A Common Stock during fiscal year 1998, did not file a Form 4 during fiscal year 1998. This Form 4 will be filed as soon as possible after the date hereof.

  ITEM 2.  PROPERTIES

     The Company's principal business offices are in Miami Lakes in Miami-Dade County, Florida and consist of 9,000 square feet that are being leased from an unaffiliated third party through 1999.

  Management is exploring opportunities to locate alternative office space at a more suitable location and at reduced cost.

  ITEM 3.  LEGAL PROCEEDINGS

    The Company has been involved from time to time in litigation arising in the ordinary course of business. The Company is not currently a party to any litigation that the Company believes could have a material adverse effect on the financial position or results of operations of the Company.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

  PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

  MARKET INFORMATION

     The Company's Class A Common Stock has been trading on the over-the-counter Bulletin Board ("OTC") since June 9, 1998 under the symbol "WTZRA". The Company's Class A Common Stock had been traded on Nasdaq from April 26, 1995 to June 8, 1998. Prior to that time, there was no public market for the Class A Common Stock. There is no established public trading market for the Company's Class B Common Stock. The following sets forth the range of high and low bid prices for the Class A Common Stock during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                              CLASS A COMMON STOCK
                              --------------------

           QUARTERLY PERIOD ENDED             HIGH BID   LOW BID
           ----------------------             --------   -------

           September 30, 1998                  $0.438     $0.406
           June 30, 1998                       $0.594     $0.438
           March 31, 1998                      $0.938     $0.906
           December 31, 1997                   $0.875     $0.719


           September 30, 1997                  $1.562     $1.000
           June 30, 1997                       $2.125     $1.000
           March 31, 1997                      $2.250     $1.437
           December 31, 1996                   $2.625     $1.250

     As of December 16, 1998, there were approximately 72 holders of record of the Company's Class A Common Stock. This number does not include approximately 1,050 beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of securities sold by the Company in July 1998.

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

     The Company is also restricted under the terms of its existing loan agreements from declaring or paying any dividends or making any other distributions on any shares of capital stock of the Company.

     The Company's Board of Directors had determined that it is in the best interests of the Company and its shareholders to retain all earnings and to forego the cash dividend payments on its outstanding shares of Class A and Class B Common Stock since August 1996. The Company's determination to forego such payments was based in part, on the Board of Directors' continued determination that such cash was necessary to maintain the Company's then current level of operations and, would be better used to facilitate the Company's growth. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declared such dividends. The Company will continue to evaluate future cash dividend payments depending upon then current business conditions, opportunities for growth and on the then current financial condition of the Company. Accordingly, no assurance can be given as to when the Company plans on resuming, if at all, the declaration of such cash dividends and/or the payment of such cash dividends.

     Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievement Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.

  ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company. As of September 30, 1994, Harry Weitzer contributed all of the outstanding shares of capital stock of certain corporations which were general partners of the Weitzer Homebuilding Partnerships (the "Weitzer Subsidiaries") to the Company in exchange for 1,500,000 shares of Class B Common Stock (the "Weitzer Entities Exchange"). The selected consolidated financial data give effect to the Weitzer Entities Exchange for each of the relevant periods, and treats the Weitzer Entities Exchange on a basis similar to a pooling of interests, which has the effect of combining all companies as if the combination had been effective for the periods presented. Prior to May 1995, the Company conducted substantially all of its operations through the Weitzer
  Homebuilding Partnerships.    During that time, the Company used the equity
  method to account for its investment in the Weitzer Homebuilding Partnerships and, accordingly, the selected consolidated financial data of the Company during this time do not include the revenues, assets or equity of the Weitzer Homebuilding Partnerships. Subsequent to May 1995, the Company consolidated the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. The selected consolidated financial data of the Company for the five fiscal years ended September 30, 1998 have been derived from the Company's audited consolidated financial statements.

Selected Financial Information for the Company

                                                                   YEARS ENDED SEPTEMBER 30,
                                    ------------------------------------------------------------------------------
                                        1994           1995          1996             1997            1998
                                        -----          -----         -----            -----           ----
INCOME STATEMENT DATA:
Equity in earnings of 50%-owned
      affiliated partnerships (1)   $  1,847,738   $    686,711   $       --      $       --      $       --
Sales of homes                           998,849     13,450,684     37,391,780      55,419,763      50,599,859
Net income (loss)                      1,647,149         68,814     (2,962,046)     (3,168,279)       (784,858)
Net income (loss) per share                 --     $       0.03   $      (0.81)   $      (0.82)   $      (0.19)
Pro forma net income (2)                 966,597           --             --              --              --
Pro forma net income per share      $       0.54           --             --              --              --
Average number of shares
      Outstanding (3)                  1,801,300      2,277,950      3,649,204       3,860,254       4,158,688
Dividends declared per share                --     $       0.08   $       0.24            --              --


                                                               September 30,
                                    ----------------------------------------------------------------------
                                         1994        1995         1996           1997          1998
                                         ----        ----         ----           ----          ----
BALANCE SHEET DATA:
Land and construction-in progress   $      --     $30,167,295   $31,505,383   $39,181,888   $40,023,538
Total assets                          2,228,209    36,922,360    39,673,788    41,446,861    43,100,283
Total liabilities                     13,74,257    26,867,489    32,379,779    37,321,131    38,759,411
Shareholders' equity                    853,952    10,054,871     7,294,009     4,125,730     4,340,872

     (1) Equity in earnings of 50%-owned affiliated partnerships represents the Company's share of the income of the Weitzer Homebuilding Partnerships. Each partnership's income was allocated to the partners first as a preferred return on partners' capital, with the balance of income shared equally; all losses were shared equally. Selected combined financial information of the Weitzer Homebuilding Partnerships is set forth below.

     (2) 1994 pro forma net income includes a charge of approximately $262,000 relating to the write-off of costs incurred in connection with a terminated merger agreement.

     (3) For 1994, based upon (i) 1,500,000 shares of Class B Common Stock presently outstanding, and (ii) 301,300 shares of Class A Common Stock (based on an initial public offering price of $6.50 per share and net of Class A Common Stock assumed to have been repurchased at such initial public offering price per share under the treasury stock method) assumed to be outstanding upon the exercise for $.10 per share of warrants then outstanding.

     Selected Combined Financial Information of the Company and the Weitzer Homebuilding Partnerships

                                                 Years Ended September 30,
                                           ------------------------------------
                                                  1994                 1995
                                                  ----                 ----
                                                                    (unaudited)
     INCOME STATEMENT DATA:
     Sales of homes                              $53,320,277        $37,669,019
     Cost of homes sold                           45,710,767         31,876,433
     Other costs and expenses                      3,497,209          3,531,052
     Net income                                    4,454,170          2,261,534


                                               September 30,
                                            ------------------
                                                 1994
                                                 ----
     BALANCE SHEET DATA/(1)/:
     Real estate inventories                    $16,802,444
     Total assets                                21,187,373
     Total liabilities                           14,594,117
     Partners' equity:
        Weitzer Entities                          1,089,911
        Financial Partner                         5,503,345

     (1) Following the Partnership Acquisition in May 1995, the Company consolidates the operations of the Weitzer Homebuilding Partnerships with the consolidated financial statements of the Company.

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

     Results of Operations

     General
     -------

          Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes that have been sold but not started. At September 30, 1998, approximately 75% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. The available lots under option or contract refer to the number of lots as to which the Company has an option or a contract to acquire, but whose acquisition has not closed. The available lots under option or contract reflect the lots in projects that are currently being developed or are currently planned for future development. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. The Company estimates that the cancellation rate on homes for which a sales contract was signed for the fiscal year ended September 30, 1998 was approximately 15% to 20%.

  Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
  ----------------------------------------------------------------------------
  Contract
  --------

                                                                  SEPTEMBER 30,
                                                       ------------------------------------
                                                               1998             1997
                                                               ----             ----
Number of homes in backlog                                          237              239
Aggregate sales value of homes in backlog                   $30,652,000      $26,865,000
Available lots for sale                                             743              806
Available lots under option or contract                               0              375

Comparison of the Years Ended September 30, 1998 and 1997
---------------------------------------------------------

     Revenues from home sales decreased 9% from approximately $55.4 million for the year ended September 30, 1997 to approximately $50.6 million for the year
  ended September 30, 1998.   This change is directly attributable to a 9%
  decrease in the number of homes delivered, from 484 to 440. The average selling price of homes delivered in fiscal 1998 of approximately $115,000 was equivalent to the average selling price in fiscal 1997.

     Cost of homes sold decreased from approximately $51.7 million for the year ended September 30, 1997 to approximately $44.5 million for the year ended September 30, 1998, primarily as a result of the decrease in the number of homes delivered. Cost of homes sold, as a percentage of homes sales, decreased from 93.4% for the year ended September 30, 1997 to 87.8% for the year ended September 30, 1998. The 5.6% decrease of cost of homes sold as a percentage of sales is primarily attributable to the inclusion of $2,652,000 of impairment charges in the cost of homes sold for the year ended September 30, 1997. The impairment charges incurred related to the Company's assessment of the recoverability of certain project costs.

     Selling, general and administrative ("SG&A") expenses increased from approximately $6.2 million for the year ended September 30, 1997 to approximately $6.5 million for the year ended September 30, 1998. SG&A expenses, as a percentage of total revenues, increased from 11.1% for the year ended September 30, 1997 to 12.7% for the year ended September 30, 1998. The increase is primarily a result of additional loan fees incurred pursuant to a loan agreement. Such additional loan fees have been eliminated for future periods due to the refinancing of the related loans, as discussed below in "Liquidity and Capital Resources".

     Total operating costs and expenses decreased from approximately $59.0 million for the year ended September 30, 1997 to $51.7 million for the year
  ended September 30, 1998.   The decrease is attributed primarily to the
  decrease in the cost of homes sold as discussed above.

     Net loss decreased from approximately $3.2 million for the year ended September 30, 1997 to a loss of approximately $785,000 for the year ended September 30, 1998 primarily due to the inclusion of the aforementioned impairment charges in fiscal 1997.

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

     Total operating costs and expenses increased from approximately $40.7 million for the year ended September 30, 1996 to approximately $59.0 million for the year ended September 30, 1997. The increase is attributed primarily to the increase in the cost of homes sold as discussed above. The increase also included a charge for the impairment of goodwill of approximately $331,000. Based on a review performed at fiscal year end 1997, the Company determined that the goodwill had no continuing value and, accordingly, recorded an impairment charge.

     Net loss increased from approximately $3.0 million for the year ended September 30, 1996 to a loss of approximately $3.2 million for the year ended September 30, 1997, primarily as a result of the impairment charges previously discussed.

  LIQUIDITY AND CAPITAL RESOURCES

     As is typical in the homebuilding industry, the Company will require both short-term and long-term financing. Such needs will depend upon the Company's construction volume, asset turnover and land acquisitions. The Company's most significant sources of funds are proceeds realized from home closings; proceeds from acquisition, development and construction financing provided by financial institutions or other lenders; and seller financing for land purchases. The Company will continue seeking to procure additional outside financing in both the short-and long-term, as more fully described below, for its future projects and on-going capital requirements. There can be no assurance that the Company can obtain such additional financing.

     The proceeds of the financing described below were principally used to repay in August 1998 the then outstanding $3.75 million principal and accrued interest of the Company's 10% bonds ("10% Bonds") which upon repayment were cancelled.

     On July 28, 1998, the Company received subscriptions from Chai Capital, Ltd., a Florida limited partnership (the "Partnership") for an aggregate of $5 million to purchase an aggregate $4 million principal amount of 14% Convertible Subordinated Debentures (the "Debentures") of the Company and 1,785,714 shares of the Company's authorized and unissued Class A Common Stock, $.01 par value per share, valued at $.56 per share. The Debentures are for a term of three years and bear interest at the rate of 14% per annum and are convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $.56 per share. The conversion price of the Debentures and the purchase price per share for the Company's Class A Common Stock was based upon a 30-day average of the market price of the Company's Class A Common Stock. The proceeds of the financing were used by the Company primarily to repay the outstanding principal amount plus accrued interest of the Company's 10% Bonds. The balance of the proceeds so raised was used by the Company for working capital purposes, including satisfaction of the expenses of the offering. The private financing was effectuated in three tranches with the first tranche being consummated on July 29, 1998, the second tranche on July 30, 1998, and the third tranche on July 31, 1998.
  These securities were offered in accordance with the exemption from the registration requirements under the Securities Act of 1933, as amended, afforded by Section 4(2) under such Act. The consummation of each tranche represented the date that the Company received cleared funds from the Partnership in accordance with the terms of the executed subscription for the investment described above.

     In addition, pursuant to the terms of the Debentures, the Company may not incur debt in excess of $200,000 per annum and may not issue any securities in the future (other than securities issuable upon exercise and/or conversion of currently outstanding derivative securities) without the prior consent of the Partnership.

     In the event dividends are declared by the Board of Directors of the Company on the current number of shares of Class A Common Stock outstanding, to the extent funds are legally available therefor, annual dividends approximate $1.35 million. The Company's Board of Directors had determined that it is in the best interests of the Company and its shareholders to retain all earnings and to forego the cash dividend payments on its outstanding shares of Class A and Class B Common Stock since August 1996. The Company's determination to forego such payments was based in part, on the Board of Directors' continued determination that such cash was necessary to maintain the Company's then current level of operations and, would be better used to facilitate the Company's growth. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. The Company will continue to evaluate future cash dividend payments depending upon then current business conditions, opportunities for growth and on the then current financial condition of the Company. Accordingly, no assurance can be given as to when the Company plans on resuming, if at all, the declaration of such cash dividends and/or the payment of such cash dividends (see "Dividends"). As of September 30, 1998, dividends in arrears amounted to $1.87 million. The Company would accrue such dividends on its financial statements only if and when declared by the Company's Board of Directors.

     At September 30, 1998, the Company had borrowings from banks and third parties aggregating approximately $32.3 million. Scheduled and estimated maturities of the Company's borrowings for the years ended September 30, 1999, 2000 and 2001 are expected to be approximately $9.6 million, $9.8 million and $12.9 million, respectively. Included in the scheduled maturities is the $4 million principal amount of Debentures which are convertible at the option of the holder into shares of the Company's Class A Common Stock. The Company anticipates that within the next twelve months it will fund, in part, its debt and required expenditures relating to its existing communities, including certain development costs, primarily with cash flow from home sales and construction/development financing. To the extent cash flow from operations is not sufficient to satisfy such obligations or maintain its current level of operations based on its current volume of home sales at such time, the Company will attempt to procure additional equity or debt financing; although, no assurance can be given that such financing can be obtained on terms deemed favorable to the Company. To the extent the Company is unable to procure such financing on terms deemed favorable to the Company, the Company may be forced to curtail its then current level of operations.

     In August 1998, the Company consummated the refinancing of several of its land and construction loans with Ohio Savings Bank. The Company consolidated all of its loans with another lender into one new facility with Ohio Savings Bank totaling approximately $32 million. Ohio Savings Bank is an existing lender to the Company and the terms of the new loan facility are similar to those of preexisting loan agreements and contain certain affirmative, negative and/or restrictive covenants.

     In May 1998 the Company exercised its option to purchase the undeveloped land for Phase 2 of Malibu Bay which consists of 251 lots. The purchase price of the land was $2.57 million. Seller financing was obtained for $1.24 million which is payable $7,000 per lot plus accrued interest when title to the constructed unit is transferred to the purchaser. The purchase money mortgage, due on May 1, 2000, accrues interest at the prime interest rate and is secured by the property, although it is subordinated to the bank acquisition/development and construction loans. The Company obtained a $4.1 million acquisition and development loan and a $3.5 million construction loan from one of its existing lenders. Both loans accrue interest at prime plus 1.5% and are secured by the property. The acquisition and development loan matures on May 5, 2000 and the construction loan matures on May 5, 2001.

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

     The Company's loan agreements require the Company to maintain certain financial ratios. In order to satisfy certain of these covenants for fiscal 1998 and 1999, the Company procured a waiver of compliance from the relevant lending institution. At September 30, 1998, the Company was in compliance with its loan covenants, as modified.

     Year 2000 Compliance. As the year 2000 approaches, an issue has generically emerged regarding how existing application software programs and operating systems can accommodate this date. In brief, many existing application software products in the market place were designed only to accommodate a two-digit date position that represents the year (e.g., `97' is stored on the system and represents the year 1997). As a result, the year 1999 (i.e., `99') could be the maximum date value these systems will be able to accurately process. Management is in the process of working with its software vendors and providers of service to the Company, such as banks and subcontractors, to ensure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

     Cash Flows. During the year ended September 30, 1998, the Company had approximately $1.5 million of net cash provided from operating activities, primarily resulting from an increased volume of construction-in-progress and an increase in accounts payable due to year-end accruals for which most related payments were made subsequent to year-end. The Company opened and furnished new model centers at Fiesta, Lago del Sol, Los Castillos at Windsor Palms and Harmony Lakes during fiscal 1998, which required an investment of approximately $0.5 million. Based on the timing of construction loan draws and the repayment of outstanding construction loans on sold homes during the fiscal year, the Company reduced construction financing by approximately $1.5 million. As described above, the Company consummated a private financing during fiscal 1998 pursuant to which the Company received subscriptions from Chai Capital, Ltd for an aggregate of $5 million to purchase an aggregate $4 million principal amount of Debentures and 1,785,714 shares of the Company's Class A Common Stock. The proceeds of the financing were used by the Company primarily to repay the $3.75 million outstanding principal amount plus accrued interest of the Company's 10% Bonds. The balance of the proceeds so raised was used by the Company for working capital purposes, including satisfaction of the expenses of the offering.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO
          FINANCIAL STATEMENTS AND SCHEDULES



Reports of Independent Accountants

Consolidated Balance Sheets at September 30, 1998 and 1997

Consolidated Statements of Operations for the Years Ended September 30, 1998, 1997 and 1996

Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Weitzer Homebuilders Incorporated:

We have audited the accompanying consolidated balance sheet of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

We have also audited Schedule II for the year ended September 30, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


  McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida
November 25, 1998

  REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Weitzer Homebuilders Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has bonds payable in the amount of $3.75 million, which have a scheduled maturity in June 1998. Management's plans to restructure or refinance the bonds payable are also discussed in Note 6. If the Company is unable to achieve any of the alternatives discussed in Note 6, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.


PricewaterhouseCoopers LLP
Miami, Florida
December 12, 1997

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997

                                                                      1998                       1997
                                                                      ----                       ----
     ASSETS
     ------
Cash                                                                $   482,879               $   236,523
Restricted escrow funds                                                      --                    82,105
Land and land development costs                                      22,773,115                23,348,773
Construction-in-progress                                             17,250,423                15,833,115
Model furnishings, net of accumulated
 depreciation of $573,352 and $246,806                                  695,031                   502,920
Deferred loan costs, net of accumulated
 amortization of $32,520 and $611,646
                                                                        690,352                   348,383
                                         Other assets                 1,208,483                 1,095,042
                                                                    -----------               -----------
                                                                    $43,100,283               $41,446,861
                                                                    ===========               ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Customer deposits                                                  $  1,334,428              $  1,173,742
Accounts payable and accrued liabilities                              5,189,413                 3,006,640
Acquisition, development, and construction
 loans payable                                                       27,814,542                29,170,513
10% bonds payable, net of discount of $68,657                                --                 3,681,343
14% convertible subordinated debentures                               4,000,000                        --
Notes and loans payable                                                 421,028                   288,893
                                                                   ------------              ------------
                                                                     38,759,411                37,321,131
                                                                   ------------              ------------
Commitments and contingencies (Note 10)

Shareholders' equity:
   Preferred Stock, $.01 par, 5,000,000
     shares authorized, none issued                                          --                        --
   Class A Common Stock, $.01 par, 40,000,000
     shares authorized, 4,145,968 and
     2,360,254 shares issued and outstanding
     in 1998 and 1997                                                    41,460                    23,603
   Class B Common Stock, $.01  par, 1,500,000
     shares authorized, issued and outstanding                           15,000                    15,000
   Additional paid-in capital                                        11,313,093                10,330,950
   Accumulated deficit                                               (7,028,681)               (6,243,823)
                                                                   ------------              ------------
                                                                      4,340,872                 4,125,730
                                                                   ------------              ------------
                                                                   $ 43,100,283              $ 41,446,861
                                                                   ============              ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                                     1998                      1997                     1996
                                                     ----                      ----                     ----
Revenues:
  Sales of homes                                 $ 50,599,859            $ 55,419,763            $ 37,391,780
  Interest income                                     125,122                 159,142                 149,459
  Other income                                        235,285                 285,313                 231,858
                                                 ------------            ------------            ------------
                                                   50,960,266              55,864,218              37,773,097
                                                 ------------            ------------            ------------
Operating costs and expenses:
  Costs of homes sold                              44,451,097              51,743,605              35,425,713
  Selling expenses                                  4,352,620               4,349,641               2,527,568
  General and administrative expenses               2,107,037               1,825,403               2,234,404
  Depreciation and amortization                       776,432                 591,866                 449,368
  Goodwill write-off                                       --                 331,570                      --
  Discontinued land acquisition expense                    --                  92,215                  32,254
  Interest expense                                     57,938                  98,197                  65,836
                                                 ------------            ------------            ------------
                                                   51,745,124              59,032,497              40,735,143
                                                 ------------            ------------            ------------
Loss before income taxes                             (784,858)             (3,168,279)             (2,962,046)

Provision for income taxes                                 --                      --                      --
                                                 ------------            ------------            ------------
Net loss                                         $   (784,858)           $ (3,168,279)           $ (2,962,046)
                                                 ============            ============            ============
Net loss per common share                        $      (0.19)           $      (0.82)           $      (0.81)
                                                 ============            ============            ============
Weighted average number of common
   shares outstanding                               4,158,688               3,860,254               3,649,204
                                                 ============            ============            ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                         Class A Common Stock   Class B Common Stock
                                         --------------------   --------------------      Additional
                                         Number                 Number                    Paid-in      Accumulated
                                         of shares    Amount    of shares    Amount       Capital        Deficit        Total
                                       -----------------------------------------------------------------------------------------
Balance at October 1, 1995               2,032,663   $ 20,327  1,500,000   $ 15,000     $ 10,133,042  $   (113,498)  $ 10,054,871

Conversion of 5% debentures                327,591      3,276         --         --          693,370            --        696,646

Dividends-$0.24375 per share                    --         --         --         --         (495,462)           --
                                                                                                                         (495,462)

Net loss                                        --         --         --         --               --    (2,962,046)    (2,962,046)
                                         ---------   --------  ---------   --------     ------------  ------------   ------------
Balance at September 30, 1996            2,360,254     23,603  1,500,000     15,000       10,330,950    (3,075,544)     7,294,009

Net loss                                        --         --         --         --               --    (3,168,279)    (3,168,279)
                                         ---------   --------  ---------   --------     ------------  ------------   ------------
Balance at September 30, 1997            2,360,254     23,603  1,500,000     15,000       10,330,950    (6,243,823)     4,125,730

Proceeds from issuance of common
   stock at $.56 per share               1,785,714     17,857         --         --          982,143            --      1,000,000

Net loss                                        --         --         --         --               --      (784,858)      (784,858)
                                         ---------   --------  ---------   --------     ------------  ------------   ------------
Balance at  September 30, 1998           4,145,968   $ 41,460  1,500,000   $ 15,000     $ 11,313,093  $ (7,028,681)  $  4,340,872
                                         =========   ========  =========   ========     ============  ============   ============



The accompanying notes to consolidated financial statements are an integral part of these statements.

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                                                      1998             1997               1996
                                                                                      ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $   (784,858)      $ (3,168,279)      $ (2,962,046)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
   Depreciation and amortization and other non cash charges                           776,432            821,341            607,747
Changes in assets and liabilities:
     Restricted escrow funds                                                           82,105            206,767          1,526,987
     Land, land development costs, and construction-in-progress                      (841,605)        (7,676,505)          (888,720)
     Other assets                                                                     (44,784)            57,175             51,242
     Customer deposits                                                                160,686           (492,379)           700,462
     Accounts payable and accrued liabilities                                       2,182,773            431,325         (1,316,634)
                                                                                 ------------       ------------       ------------
                                                                                    2,315,562         (6,652,276)           681,084
                                                                                 ------------       ------------       ------------
Net cash provided by (used in) operating activities                                 1,530,704         (9,820,555)        (2,280,962)
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                  (1,404)          (148,780)              --
   Proceeds from sale (purchase of) model furnishings                                (586,236)           359,128           (461,254)
   Advances of future projects                                                           --            1,945,277         (1,664,987)
Net cash provided by (used in) investing activities                                  (587,640)         2,155,625         (2,126,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition, development, and construction loan borrowings                      54,595,585         47,399,418         39,433,675
   Payments on acquisition, development, and construction loans                   (55,951,556)       (41,393,413)       (34,563,730)
   10% bonds payable borrowings                                                          --              309,693               --
   Payments of 10% bonds payable                                                   (3,750,000)              --                 --
   Payment on 5% debentures                                                              --           (1,185,000)              --
   Proceeds from issuance of 5% debentures                                               --                 --            1,743,451
   Deferred loan cost payments                                                       (722,873)              --             (291,882)
   Proceeds from issuance of common stock                                           1,000,000               --                 --
   Proceeds from issuance of 14% debentures                                         4,000,000               --                 --
   Notes payable borrowings                                                           425,000             99,002             58,976
   Payments on notes payable borrowings                                              (292,864)          (227,295)          (201,659)
   Dividends and distributions to shareholders                                           --                 --             (495,462)
                                                                                 ------------       ------------       ------------
Net cash provided by (used in) financing activities                                  (696,708)         5,002,405          5,683,369
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                       246,356         (2,662,525)         1,276,166

CASH BEGINNING OF PERIOD                                                              236,523          2,899,048          1,622,882
                                                                                 ------------       ------------       ------------
CASH END OF PERIOD                                                               $    482,879       $    236,523       $  2,899,048
                                                                                 ============       ============       ============
Supplemental disclosures:
  Cash paid for interest, net of amounts capitalized                             $     57,938       $     98,197       $    103,336
                                                                                 ============       ============       ============


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS

     Weitzer Homebuilders Incorporated ("the Company") was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly-owned subsidiaries, in the design, construction and sale of moderately-priced single-family residences and townhouses in Dade and Broward counties in South Florida.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation
     -------------

     The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Accounting Estimates
     --------------------

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

     Revenue Recognition
     -------------------

     Sales of homes and all related costs are recognized as revenue and costs of homes sold, respectively, when title is transferred at closing.

     Restricted Escrow Funds
     -----------------------

     The Company's restricted escrow funds at September 30, 1997 are comprised of customer deposits not eligible for use by the Company. There were no restricted escrow funds at September 30, 1998.

     Land and Construction-in-Progress
     ---------------------------------

     Land and construction-in-progress are stated at the lower of cost or estimated net realizable value and consists of land and land development costs, direct construction costs, and other costs. Land and land development costs are allocated to housing units based on their anticipated relative sales value. Direct construction costs are assigned to housing units based on specific identification. All other costs are allocated to housing units based on a pro rata basis. The Company capitalizes interest, real estate taxes and similar development costs incurred during the development and construction period. Interest capitalized during fiscal year 1998, 1997 and 1996 amounted to $3,472,035, $2,522,984 and $2,020,985, respectively.

     The Company periodically evaluates the carrying value of individual real estate projects based on estimated fair value less cost to complete and sell. Certain of the key assumptions used in the evaluation include sales price history, absorption history and cost of construction, which includes estimates and an interest factor. During the fiscal years ending September 30, 1997 and 1996, the Company recorded an adjustment to carrying value of approximately $2,652,000 and $1,050,000, respectively. These amounts have been included in costs of homes sold in the accompanying consolidated financial statements.

     Model Furnishings
     -----------------

     Model furnishings are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the furnishings.

     Deferred Loan Costs
     -------------------

     Costs incurred in connection with borrowings and the issuance of bonds and debentures of the Company are deferred and amortized over the term of the related debt.

     Goodwill
     --------

     Based on a review performed at September 30, 1997, the Company determined that goodwill could not be realized and, accordingly, recorded a charge for the remaining balance of $331,570.

     Fair Value of Financial Instruments
     -----------------------------------

     Carrying amounts of certain of the Company's financial instruments including cash, accrued payroll, accrued liabilities, and borrowings approximate fair value because of their short term maturities or adjustable rates fixed to market rates for borrowings. The Company has not obtained an independent valuation of its 10% bonds.

     Warranties
     ----------

     The Company subcontracts virtually all segments of construction to others and its contracts require the subcontractors to repair or replace any deficient items related to their trade. Accordingly, no warranty accrual has been provided.

     Income Taxes
     ------------

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

     Loss Per Share
     --------------

     Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the stock options and warrants (see Note 8) are exercised, is not presented because the effect would be anti-dilutive. The Company's reported loss per share for 1997 and 1996 have been revised to comply with the new earnings per share requirements of SFAS No. 128; however, there was no change to the amount previously reported. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:


                                    Weighted Average Shares Outstanding
                                            For the Years Ended
                                       ------------------------------

                                            1998             1997             1996
                                            ----             ----             ----
Class A Common Stock                        2,658,688        2,360,254        2,149,204
Class B Common Stock                        1,500,000        1,500,000        1,500,000
                                            ---------        ---------        ---------
                                            4,158,688        3,860,254        3,649,204
                                            =========        =========        =========

     Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the FASB issued Statement No. 130, ("SFAS No.103") "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement in fiscal year 1999.

     In June 1997, the FASB issued Statement No. 131, ("SFAS No. 131") "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas and major customers in annual and interim financial statement, SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt this statement in fiscal year 1999. The adoption of this statement will not impact the Company's results of operations, cash flows or financial position.

3.   CONSTRUCTION IN PROGRESS

     Construction in progress consists of the following at September 30, 1998 and 1997:

                                                   1998            1997
                                                   ----            ----

     Direct construction costs                   $11,839,713       9,162,547
     Construction period interest, property
       taxes, overhead and other
                                                   5,410,710      6, 670,568
                                                 -----------     -----------
                                                 $17,250,423     $15,833,115
                                                 ===========     ===========

4.   ACQUISITION, DEVELOPMENT, AND CONSTRUCTION LOANS PAYABLE

     Acquisition, development, and construction loans payable consist of the following at September 30, 1998 and 1997:


                                                                                1998          1997
                                                                                ----          ----
     Land acquisition and development loans with specified
     principal payments due as underlying lots, which
     collateralize the loans, are sold:

       Required principal payments aggregating $5,790,000 through March
       1999 and $8,960,000 through September 1999, interest payable
       monthly at prime plus 1%, remaining principal due August 2000.        $10,403,401    $         -

       Interest payable monthly at prime plus 1%, paid in August 1998.                 -     10,438,529

       Interest payable monthly at prime plus 1.5%, remaining principal
       due January 2000.                                                       3,006,116      3,026,949

       Interest payable monthly at prime plus 1%, remaining principal
       due May 2000.                                                           2,120,992              -

       Interest payable monthly at prime plus 1%, remaining principal
       due July 2000.                                                          1,701,260      1,385,850

       Interest payable monthly at prime plus 1%, remaining principal
       due July 1999.                                                            300,000        300,000

       Other                                                                     125,594        126,686
                                                                              ----------     ----------
                                                                              17,657,363     15,278,014
                                                                              ----------     ----------

     Revolving construction loans with principal payments equal to the outstanding loan balance of each dwelling unit due when sold, collateralized by the dwelling unit and related lot:


        Interest payable monthly at prime plus 1%, remaining principal
        due August 2001.                                                           7,403,518                 -


        Interest payable monthly at prime plus 1%, paid in August 1998.                    -        11,335.228

        Interest payable monthly at prime plus .875%, remaining principal
        due July 2000.                                                             1,174,228                 -

        Interest payable monthly at prime plus 1.5%, remaining principal
        due January 2000.                                                            262,652           942,069
                                                                                 -----------       -----------
                                                                                   8,840,398        12,277,297
                                                                                 -----------       -----------
     Purchase money mortgage note, principal payments of $7,000 due as each underlying lots is sold, interest added monthly to the principal balance of the loan at prime, remaining principal due May
     2000. The note is secured by a second mortgage on the property.               1,316,781                 -

     Revolving mortgage note, interest payable monthly at prime plus
     1.5%, collateralize by a first mortgage on all properties for which
     funds have been disbursed, paid in August 1998.                                       -         1,215,202

     Revolving line of credit, paid in August 1998                                         -           400,000
                                                                                 -----------       -----------
                                                                                 $27,814,542       $29,170,513
                                                                                 ===========       ===========

     Until August 1998, the Company maintained loan agreements with one of its lenders that included a revolving credit facility of $50 million used for the acquisition, development, and construction of certain residential projects, including a revolving line of credit for working capital purposes. In August 1998, the Company consummated a refinancing of the loans under new credit facilities, repaid the outstanding balance and terminated the credit facility. The Company's new credit facilities include a land acquisition and development loan, and a revolving construction loan.

     During May 1998, the Company entered into a $3.5 million revolving construction loan that matures on May 5, 2001 and bears interest at prime plus 1%. There were no outstanding borrowings under this loan at September 30, 1998.

     The following are the scheduled and estimated maturities of acquisition, development and construction loan payable at September 30, 1998:

                          1999        $   9,385,594
                          2000            9,582,030
                          2001            8,846,918
                                      -------------
                                      $  27,814,542
                                      =============
     One of the loan agreements require the Company to maintain a minimum tangible net worth, and a certain ratio of liabilities to shareholders' equity. In order to satisfy certain of these covenants for fiscal years 1997 and 1998, the Company procured waivers of compliance from the relevant lending institution through September 30, 1999. At September 30, 1998, the Company was in compliance with its loan covenants, as modified. In addition, the loan agreements restrict the Company from declaring or paying any dividends or make any other distributions on any shares of capital stock of the Company.

5.   NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following at September 30, 1998 and 1997:

                                                                                     1998            1997
                                                                                     ----            ----
     Capital lease obligation with interest imputed at 9.5%, payments of
     $13,515 due monthly through December 2000, collateralized by certain
     furnishings.                                                                   $330,556       $    -

     Notes payable to bank, bearing interest at prime rate plus 1%, principal payments of $4,000 due monthly with interest through
     January 2000.                                                                    63,107      143,495

     Notes payable to bank, bearing interest at 8.25%, principal and interest payments of $1,108 due monthly through April 2000,
     collateralized by vehicles.                                                      27,365       37,476

     Capital lease obligation with interest imputed at 13.44%, payments of $8,857 due monthly through August 1998 with a balloon payment of
     $29,024 due September 1998, collateralized by certain furnishings.                    -       94,467

     Other                                                                                 -       13,455
                                                                                    --------     --------
                                                                                    $421,028     $288,893
                                                                                    ========     ========

     The following are the scheduled maturities of notes and loans payable as of September 30, 1998.

                   1999                $196,014
                   2000                 177,688
                   2001                  47,326
                                       ---------
                                       $421,028
                                       =========
6.   14% COVERTIBLE SUBORDINATED DEBENTURES AND 10% BONDS PAYABLE

     On July 28, 1998, the Company sold $4,000,000 of 14% Convertible Subordinated Debentures ("the Debentures") and 1,784,714 shares of the Company's authorized and unissued $.01 par value per share Class A Common Stock at $.56 per share ($1,000,000 in aggregate) to a Florida limited partnership, of which the President of the Company is among the limited partners. In addition, the President contributed 1,500,000 shares of Class B Common Stock of the Company (which he owned) to the partnership. The Debentures are due in July 2001 and are convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $ .56 per share, and are subordinate to any senior debt of the Company. The proceeds of the financing were used by the Company primarily to repay the outstanding principal amount plus accrued interest of the Company's outstanding 10% bonds in June 1998. In addition, pursuant to the terms of the Debentures, the Company may not incur any new debt in excess of $200,000 per annum and may not issue any securities in the future (other than securities issuable upon exercise and/or conversion of currently outstanding derivative securities) without the prior consent of the Partnership.

     At September 30, 1997, the Company had bonds payable of $3,681,343 ($3,750,000 principal amount of 10% bonds due on June 30, 1998, net of $68,657 original issue discount). During fiscal 1997, the Company was exploring alternatives related to the repayment of the 10% bonds. There was no assurance that the Company's efforts to repay or refinance such obligations at maturity would be successful. Under these circumstances, the Company's ability to continue as a going concern depended upon the successful restructuring or refinancing of the bond obligations in fiscal 1998. The consolidated financial statements at September 30, 1997 did not include any adjustments that might have resulted from the outcome of this uncertainty. As described above, the 10% bonds were repaid during fiscal 1998.

7.   INCOME TAXES

     The components of net deferred taxes at September 30, 1998 and 1997 are as follows:

                                                    1998                    1997
                                                    ----                    ----
          Deferred tax  assets
            Net operating loss carryfowards      $ 2,148,000           $ 1,092,500
            Accrued expenses                          56,000                56,000
            Deferred writedown of assets             459,000             1,219,500
            Deferred contributions                     8,500                 8,500
                                                 -----------           -----------
                                                   2,671,500             2,376,500
                Less valuation allowance          (2,671,500)           (2,376,500)
                                                 -----------           -----------
          Net deferred tax  assets               $         -           $         -
                                                 ===========           ===========

     Reconciliation of the differences between income taxes (benefit) computed at federal statutory tax rates and the Company's recorded provision (benefit) for income taxes are as follows:

                                                              1998      1997        1996
                                                              ----      ----        ----
          Expected tax benefit at Federal statutory rate    (34.0)%    (34.0)%    (34.0)%
          State income tax (benefit), net                   ( 3.6)%    ( 3.6)%    ( 3.6)%
          Valuation allowance                                37.6 %     37.6 %     37.6 %
                                                             ----       ----       ----
                Income tax expense (benefit)                  0.0 %      0.0 %      0.0 %
                                                             ====       ====       ====

     As of September 30, 1998, the Company had net operating losses of approximately $5,700,000, which have been offset by a valuation allowance. Due to the convertibility feature of certain debt and common stock issued during fiscal year 1998, the net operating losses incurred through July 1998 could be limited in the future. The carryforwards will expire through the year 2013. During the year ended September 30, 1998, the Company recorded an additional valuation allowance of $295,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. SFAS No. 109 requires a valuation allowance be recorded against tax assets which are not likely to be realized. Based upon past performance and the uncertain nature of their ultimate realization, the Company established a valuation allowance against these carryforward items and will be recognizing the benefits only as reassessment demonstrates they are realizable.

8.   STOCK-BASED COMPENSATION

     In connection with its initial public offering, the Company sold to certain lead underwriters, for nominal consideration, warrants to purchase from the Company's 160,000 shares of Class A Common Stock. The warrants are exercisable at a price of $7.80 per share of Class A Common Stock through April 26, 2000. The warrants also provide for adjustment in the number of shares of Class A Common Stock issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Class A

     Common Stock. The warrants grant to the holders thereof certain rights of registration of the securities issuable upon the exercise of the warrants.

     In March 1995 the Company granted, to the Company's President, options to purchase 150,000 shares of Class A Common Stock exercisable at $7.80 per share for a period of four years commencing April 26, 1996. In February 1997, the Company granted to directors and certain employees options to purchase 620,000 shares of Class A Common Stock exercisable at $1.75 per share for a period of 10 years. The options vest ratably over a 5 year period except for options to purchase 65,000 shares, which vested immediately.

     In October 1995, SFAS No. 123 was issued by the FASB and, if fully adopted, changes the methods for recognition of compensation expense for stock-based compensation. Adoption of SFAS No. 123 is optional with respect to stock-based awards of employees; however, SFAS No. 123 requires pro forma disclosures as if the Company adopted the cost recognition principles. Had compensation cost been determined based on the fair market value at the grant dates for awards consistent with the methods prescribed by SFAS No. 123, the Company's net loss and net loss per share per in fiscal 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                         1998          1997
                                         ----          ----
       Pro forma net loss:
           As reported               $(784,858)    $(3,168,279)
                                     =========     ===========
           Pro forma                 $(916,378)    $(3,281,532)
                                     =========     ===========

       Pro forma loss per share:
           As reported                 $ (0.19)        $ (0.82)
                                       =======         =======
           Pro forma                   $ (0.22)        $ (0.85)
                                       =======         =======

     The fair value of the fiscal year 1997 option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 6.75%, dividend yield of 0%, expected lives of 0 years and volatility of 78%. The weighted average fair value of options granted was $1.37.

     A summary of the status of the Company's stock-based option awards during September 30, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:


                                              1998               1997               1996
                                            Weighted           Weighted           Weighted
                                            Average             Average            Average
                                            Exercise           Exercise           Exercise
                                         Options   Price    Options   Price    Options   Price
                                         -------   -----    -------   -----    -------   -----
     Outstanding at beginning of year    905,000    3.82    310,000    7.80    310,000    7.80
     Granted                                   -       -    620,000    1.75          -       -
     Exercised                                 -       -          -       -          -       -
     Forfeited                           (55,000)  (1.75)   (25,000)  (1.75)         -       -
                                         -------   -----    -------   -----    -------   -----
     Outstanding at year end             850,000    3.95    905,000    3.82    310,000    7.80
                                         =======   =====    =======   =====    =======   =====
     Exercisable at end of year          475,000            375,000            310,000
                                         =======            =======            =======

9.   CAPITAL STOCK

     The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share.

     Prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of Common Stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends (see Note 4 for restrictions on dividends). As of September 30, 1998, dividends in arrears amounted to approximately $1,874,000.

     Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievements Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.

10.  COMMITMENTS AND CONTINGENCIES

     Performance Bonds
     -----------------

     In accordance with certain governmental requirements, the Company has caused performance bonds and letters of credit aggregating $1,645,000, to be issued to governmental agencies for certain of the projects to secure the completion of required improvements as of September 30, 1998.

     Litigation
     ----------

     The Company is involved from time to time in litigation arising in the ordinary course of its business none of which is expected to have a material adverse effect on the Company's consolidated financial position or results of operations.

11.  RELATED PARTY TRANSACTION

     In fiscal year 1997, a director of the Company was also the managing director of a company ("the Consulting Company") that provided financial services to the Company. During fiscal year 1997, the Consulting Company was paid a fee of $163,000 and received 200,000 warrants to purchase stock at $2.25 per share and 150,000 stock appreciation rights relating to the potential conversion of Class B Common Stock into Class A Common Stock. The warrants and stock appreciation rights were cancelled in 1998 when the director resigned.



                 WEITZER HOMEBUILDER INCORPORTED AND SUBSIDIARES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at    Charged to   Charged to
                                          Beginning     Cost and     Other                       Balance at
                                          of Year       Expenses     Accounts     Deduction      End of Year
                                          ----------    ----------   ----------   ----------     -----------
YEAR ENDED SEPTEMBER 30, 1998
 Allowances deducted from assets for
   Deferred taxes                          2,376,500    $  295,000    $      -    $        -     $2,671,500
                                           =========    ==========    ========    ==========     ==========
YEAR ENDED SEPTEMBER 30, 1997
 Allowances deducted from assets for
   Deferred taxes                         $1,130,400    $1,246,100    $      -    $        -     $2,376,500
                                           =========    ==========    ========    ==========     ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     As previously reported by the Company on Form 8-K, filed on October 7, 1998, effective October 5, 1998, the Company engaged McKean, Paul, Chrycy, Fletcher & Co. as the independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ended September 30, 1998, replacing PricewaterhouseCoopers LLP (formerly Coopers & Lybrand LLP), who was dismissed as of October 5, 1998.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 1997 and 1996, respectively, and in the subsequent interim periods preceding PricewaterhouseCoopers LLP's dismissal, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to their satisfaction, would have caused them to make reference to the matter in their report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding the Company's Directors and Executive Officers is included in Part I under "Directors and Executive Officers of the Registrant."

ITEM 11.        EXECUTIVE COMPENSATION

      The following table sets forth certain summary information concerning all cash and noncash compensation paid or accrued for services rendered to the Company during the fiscal years ended September 30, 1996, 1997 and 1998 to the Company's Chief Executive Officer and each of the Company's other most highly compensated executive officers. All executive officers of the Company are currently employees of an employee leasing company, Paychex Business Solutions, Inc., which has an Agreement for Services with the Company.


Summary Compensation Table (1)

                                                                                                 Long Term Compensation
                                                                                ----------------------------------------------------
                                             Annual Compensation                           Awards                   Payouts
                             -------------------------------------------------  --------------------------  ------------------------

                                                                      Other      Restricted    Securities                 All
                                                                     Annual        Stock       Underlying     LTIP       Other
                               Fiscal    Salary        Bonus      Compensation     Awards       Options/    Payouts   Compensation
Name and Principal Position     Year       ($)          ($)           ($)            (#)        SARs (#)      ($)          ($)
---------------------------  ---------- ----------   ----------   ------------  -------------  -----------  -------- --------------

Harry Weitzer                   1998     323,000              0              0              0           0         0              0
Chairman of the Board and       1997     319,000              0              0              0     250,000         0              0
Chief Executive Officer         1996     295,000              0              0              0     150,000         0              0

Peter Kleinerman(2)             1998     174,000         25,000              0              0           0         0              0
Executive Vice President and    1997     105,000              0              0              0     125,000         0              0
Chief Operating Officer         1996           0              0              0              0           0         0              0

James Rosewater                 1998     120,000              0              0              0           0         0              0
Vice President-Marketing        1997     110,000              0              0              0      50,000         0              0
                                1996      95,000              0              0              0           0         0              0

Leigh Feldsteen (3)             1998      94,000              0              0              0           0         0              0
Vice President-Sales            1997     131,000              0              0              0      50,000         0              0
                                1996      12,000              0              0              0           0         0              0

Harry Speizer(2) (3)            1998     149,000         25,000              0              0           0         0
Vice President-Real Estate      1997      92,000              0              0              0     100,000         0              0
                                1996           0              0              0              0           0         0              0


     (1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officers. All of the personnel of the Company are leased to the Company through Paychex Business Solutions, Inc., which has an agreement for services with the Company.

     (2)  Mr. Kleinerman and Mr. Speizer joined the Company in March 1997.

     (3) Mr. Speizer and Mr. Feldsteen left the employ of the Company in October 1998 and May 1998, respectively. Mr. Speizer and the Company entered into a consulting agreement for real estate consulting services through February 28, 1999, as described below.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                        Shares
                       Acquired                Number of Securities Underlying          Value of Unexercised
                          on          Value       Unexercised Options/SARs            In-the-Money Options/SARs
Name(2)                Exercise     Received      at September 30, 1998(#)           at September 30, 1998($)(1)
-------                --------     --------      ------------------------           ---------------------------
                                                Exercisable     Unexercisable       Exercisable     Unexercisable
                                                -----------     -------------       -----------     -------------
Harry Weitzer             -             -         200,000          200,000                -                -
Peter Kleinerman          -             -          50,000           75,000                -                -
Harry Speizer             -             -          40,000                0                -                -
Jim Rosewater             -             -          10,000           40,000                -                -

(1) The closing price for the Class A Common Stock as reported by the OTC Bulletin Board on September 30, 1998 was $0.406, which is less than the option exercise price at the Company's fiscal year end.

(2) Does not include Leigh Feldsteen, who left the employ of the Company in May 1998, and who does not own any options at September 30, 1998.

Compensation of Directors

      Directors who are not employees and who do not otherwise receive compensation from the Company are entitled to $2,000 per Board meeting attended in addition to the reimbursement of reasonable expenses incurred in attending meetings. Directors who are officers or employees of the Company receive no additional compensation for service as directors, other than reimbursement of reasonable expenses incurred in attending meetings. During the fiscal year ended September 30, 1998, the Company made no other payments to directors with respect to participation on Board committees. See "Certain Relationships and Related Transactions" for compensation paid by the Company to certain directors for consulting services and relationships of several directors with Chai Capital, Ltd, an affiliate of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

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

  Effective as of March 1, 1997, the Company entered into a two-year employment agreement (the "Speizer Agreement") with Harry Speizer, the Company's Senior Vice President of Real Estate, whereby Mr. Speizer agreed to devote substantially all of his business time to the affairs of the Company. The Speizer Agreement provides for an annual salary of $150,000. In addition, the Speizer Agreement provides for bonuses, reimbursement of business expenses, provision of an automobile, health insurance and related benefits. The Speizer Agreement provides that if Mr. Speizer is terminated other than for "cause" (which is defined as gross negligence in the performance of his duties, fraud, embezzlement or breach of trust), dissolution of the Company or his death, he will be entitled to receive the scheduled compensation for a period of nine months. Any bonuses or other forms of compensation that Mr. Speizer may receive in the future fiscal years will be determined by the Compensation Committee of the Board of Directors based on criteria established by the Committee. The Speizer Agreement was terminated in October 1998 and the Company entered into a consulting agreement with Mr. Speizer for real estate consulting services, at a monthly fee of $12,500, through February 28, 1999.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Company's executive compensation for the fiscal year ended September 30, 1998 consisted of three primary components: base salary, bonus and grants of stock options. Fiscal 1998 salary and bonus for the Company's executive officers was determined by the Compensation Committee and approved by the Company's Board of Directors.

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

  The Board's determination of fiscal 1998 salary for the Company's executive officers was made after reviewing and considering a number of factors, including job responsibility, level of performance, achievement of Company goals, Company performance, compensation levels at competitive companies and the Company's historical compensation levels. Although Company performance was one of the factors considered, the Board's compensation decisions were based upon an overall review of the relevant factors and compensation was not tied to Company performance by any specific relationship or formula.

  The determination of fiscal 1998 salary for Harry Weitzer, the Chairman of the Board, President and Chief Executive Officer of the Company, was based upon his existing employment agreement and a stock option agreement between the Company and Mr. Weitzer.

                                              Joseph Rose, Chairman
                                              Larry Hellring

PERFORMANCE GRAPH

  The graph below compares the cumulative total returns of the Class A Common Stock with the companies in the NASDAQ Stock Market (U.S.) Index and with six peer group companies which include Engle Homes, Inc, Oriole Homes Corp., Rottlund Homes Inc., Sundance Homes, Inc., Washington Homes, Inc. and Zaring Homes, Inc. (the "Peer Group"). The Peer Group consists of Homebuilders who either (i) concentrate their operations primarily within one geographical area of the country and have a market capitalization of less than $50 million, or
(ii) concentrate their operations primarily in Florida and have a market capitalization of less than $100 million. The comparison covers a period from April 26, 1995 to September 30, 1998, and is based on an assumed $100 investment on April 26, 1995 (the date of the initial public offering of Class A Common Stock) in the Nasdaq Stock Market (U.S.) Index, the Peer Group and in the Class A Common Stock. Comparison with the Nasdaq Stock Market is included to be consistent with the Company's previous filings, although the Company's Class A Common Stock is currently traded on the OTC Bulletin Board. See "Item 5 Market for Registrant's Common Equity and Related Stockholder Matters."

                           [LINE GRAPH APPEARS HERE]

                                            Cumulative Total Return
                                     --------------------------------------
                                     4/26/95   9/95    9/96    9/97    9/98

WEITZER HOMEBUILDERS INCORPORATED    $100.00 $101.25 $ 33.01 $ 16.51 $  6.71
PEER GROUP                            100.00  115.34  119.51  120.42  107.83
NASDAQ STOCK MARKET (U.S.)            100.00  125.35  148.71  204.13  208.65

                 *$100 INVESTED ON 4/26/95 IN STOCK OR INDEX-
                  INCLUDING REINVESTMENT OF DIVIDENDS.
                  FISCAL YEAR ENDING SEPTEMBER 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 16, 1998, the number and percentage of outstanding shares of Common Stock owned beneficially by (i) each shareholder known by the Company to own more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iv) all directors and executive officers as a group.

                                                        Class A Common Stock      Class B Common Stock
                                                        --------------------      --------------------
                                                        Amount and                Amount and
                                                         Nature of                 Nature of
Name and Address                                        Beneficial    Percent      Beneficial    Percent
of Beneficial Owner                                     Ownership(1)  of Class     Ownership(1)  of Class
------------------                                      ------------  --------     ------------  --------
Harry Weitzer                           (2) (6)             400,000       8.8%           --            --
5901 N.W. 151st Street,
Suite 120, Miami Lakes, FL 33014
Larry Hellring                              (3)              15,000       (11)           --            --
Joseph B. Rose                              (4)              15,000       (11)           --            --
Mike Ambrosio                           (5) (6)               5,000       (11)           --            --
Alan Litt                                                        --        --            --            --
Peter Kleinerman                            (7)             125,000       2.9%           --            --
Harry Speizer                               (8)              40,000       (11)           --            --
James Rosewater                             (9)              51,000       1.2%           --            --
All directors and executive
Officers as a group (9 persons)                             651,000      13.6%           --            --

Chai Capital, Ltd.                     (6) (10)           8,928,571      79.1%      1,500,000       100.0%
11900 Biscayne Blvd., Suite 801
Miami, FL 33181

(1) Unless otherwise indicated, the ownership reflected in this table is direct and beneficial.
(2) Includes 150,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $7.80 which expire April 20, 2000 and 250,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 which expire March 12, 2006.
(3) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(4) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(5) Includes 5,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.

(6) Includes 1,785,714 shares of Class A Common Stock owned and 7,142,857 shares of Class A Common Stock issuable upon conversion of $4 million of the Company's Convertible Subordinated Debentures at a conversion price of $.56 per share. Among the limited partners of Chai Capital, Ltd. ("Partnership") are Harry Weitzer and a trust ("Trust") for the benefit of the wife of Michael Ambrosio. Mr. Ambrosio disclaims beneficial ownership of the limited partnership interest held by the Trust. In addition, Mr. Weitzer contributed 1.5 million shares of the Company's Class B Common Stock owned of record by him to Chai Capital, Ltd. The general partner of the Partnership is Chai Capital Corp. of which Messrs. Weitzer and Ambrosio are officers and directors. Mr. Weitzer owns 49.5% and the Trust owns 1% of the issued and outstanding shares of the capital stock of Chai Capital Corp.
(7) Includes 125,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 1, 2007.
(8) Includes 40,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire October 31, 1999. Mr. Speizer left the employ of the Company in October 1998 and entered into a consulting agreement with the Company for real estate consulting services through February 28, 1999.
(9) Includes 50,000 shares of Class A Common Stock issuable upon the exercise of a like number of options at an exercise price of $1.75 and which options expire March 12, 2006.
(10) Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievement Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.
(11) Represents less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Michael Ambrosio, a Director of the Company, entered into an agreement with the Company in September 1998 to furnish consulting services. The agreement provides that Mr. Ambrosio will be paid a monthly fee of $3,000, on a month-to-month basis, cancelable at any time by either party. For the fiscal year ended September 30, 1998, Mr. Ambrosio was paid $3,000. A trust for the benefit of Mr. Ambrosio's wife is a limited partner of Chai Capital, Ltd. Mr. Ambrosio is an officer and director of Chai Capital Corp., the general partner of Chai Capital, Ltd.

  Harry Weitzer and Alan Litt are limited partners of Chai Capital, Ltd. and Mr. Weitzer is an officer and director of Chai Capital Corp., the general partner of Chai Capital, Ltd.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1. The following exhibits, including those incorporated by reference.


EXHIBIT
NUMBER      DESCRIPTION
            -----------

3.1**       Amended and Restated Articles of Incorporation of the Company

3.2*        By-Laws of the Company

4.1*** Loan Agreement dated as of June 30, 1995, between the Company and Residential Funding Corporation

4.2*** Construction Loan Agreement dated as of June 30, 1995, between Weitzer at Deerfield Beach, Inc., and Residential Funding Corporation and related Promissory Note and Guaranty of the Company

4.3***** First Amendment Agreement dated as of January 24, 1996 by and between the Company, Residential Funding Corporation and Webster Grant Land Company

4.4******     Construction Loan Agreement dated February 28, 1996, between
              Weitzer Forest Lakes Villas, Inc. and Residential Funding
              Corporation and related Promissory Note and Guaranty of the Company

4.4******     Construction Mortgage, Security Agreement and Fixture Filing with
              Assignment of Rents, Proceeds and Agreements dated as of February
              28, 1996 between Weitzer Forest Lakes Villas, Inc. and Residential
              Funding Corporation

10.1* Employment Agreement dated as of November 1, 1994, between the Company and Harry Weitzer

10.2* Indemnification Agreement dated as of September 30, 1994, between the Company and Harry Weitzer

10.3* Option Agreement for the Purchase of Common Stock dated as of March 22, 1994 between the Company and Harry Weitzer

10.4* Letter Agreement dated January 31, 1995, among the Company, Harry Weitzer, Weitzer Chapel Trail Homes, Inc., and Ohio Savings Bank

10.5* Pledge Agreement dated as of October 25, 1994, between the Company and Josephthal, as agent on behalf of the holders of the 10% Bonds, of the stock of Weitzer at Harmony Lakes, Inc. relating to the Company's October 1994 private placement

10.6* Agreement dated as of January 30, 1992, between Broward Management Company and Webster Grant Land Company, as amended

10.7*** Agreement for Purchase and Sale dated June 14, 1995, between Dade Residential Developers, Inc. and Webster Grant Land Company

10.8**** Agreement for Services dated as of November 30, 1995, between the Company and Paychex Business Solutions, Inc.

10.9 First Amendment To First Amended And Restated Agreement For Purchase And Sale dated January 30, 1998 between Chapel Trail Associates, Ltd. and Webster Grant Land Company.

10.10*******  Form of 14% Convertible Subordinated Debenture

10.11 Unconditional And Continuing Guaranty Agreement And Indemnity Agreement dated May 6, 1998 between Weitzer Homebuilders Incorporated and Ohio Savings Bank

10.12 Unconditional And Continuing Guaranty Agreement And Indemnity Agreement dated August 20, 1998 between Weitzer Homebuilders Incorporated and Ohio Savings Bank

21.1****      Subsidiaries of the Company


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

******* Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 8-K filed on August 3, 1998.

SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of December, 1998.

                            WEITZER HOMEBUILDERS INCORPORATED

                            By:  S\HARRY WEITZER
                                 ---------------
                                 Harry Weitzer
                                 Chairman of the Board, and Chief Executive
                                 Officer (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                      Title                           Date
    ---------                      -----                           ----


  S\SHERYL RICE
  -------------
  Sheryl Rice                 Vice President / Controller   December 17, 1998
                              (Principal Financial and
                              Accounting Officer)

  S\JOSEPH ROSE
  -------------
  Joseph Rose                 Director                      December 17, 1998


  S\LARRY HELLRING
  ----------------
  Larry Hellring              Director                      December 17, 1998


  S\MICHAEL AMBROSIO
  ------------------
  Michael Ambrosio            Director                      December 17, 1998


  S\ALAN LITT
  -----------
  Alan Litt                   Director                      December 17, 1998