Form 10-Q
period 1998-12-31
WEITZER HOMEBUILDERS INC
filed 1999-02-16
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended December 31, 1998

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Florida                                        65-0502494
          ---------------------------------------------------------------
          (State or other jurisdiction of         (IRS Employer I.D. No.)
            incorporation or organization)

        5901 N.W. 151st Street, Suite 120,  Miami Lakes, FL  33014-2428
        ---------------------------------------------------------------
          (Address of principal executive offices)           (Zip Code)

                                (305) 819-4663
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X  Yes  ____ No
          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Outstanding at
Class                                                     February 12, 1999
-----                                                     -----------------
Class A Common Stock, $.01 Par Value                           4,145,968
Class B Common Stock, $.01 Par Value                           1,500,000

                WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                    December 31,    September 30, 1998
                                                                      1998                1998
                                                                   -------------    -------------------
                                                                    (Unaudited)
        ASSETS
        ------

Cash                                                               $     582,836    $     482,879
Land and land development cost                                        20,653,950       22,773,115
Construction-in-progress                                              17,145,851       17,250,423
Model furnishings, net of accumulated
  depreciation of $672,292 and $573,353                                  592,897          695,031
Deferred loan cost, net of accumulated
  amortization of $97,185 and $32,520                                    640,623          690,352
Other assets                                                             528,180        1,208,483
                                                                   -------------    -------------
                                                                   $  40,144,337    $  43,100,283
                                                                   =============    =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Customer deposits                                                  $   1,349,781    $   1,334,428
Accounts payable and accrued liabilities                               4,354,945        5,189,413
Acquisition, development and construction loans payable               25,566,611       27,814,542
14% convertible subordinate debentures                                 4,000,000        4,000,000
Notes and loans payable                                                  373,635          421,028
                                                                   -------------    -------------
                                                                      35,644,972       38,759,411
                                                                   =============    =============

Shareholders' equity:
   Preferred Stock, $.01 par, 5,000,000 shares
    authorized, none issued                                                    -                -
   Class A Common Stock, $.01 par, 40,000,000 shares                      41,460           41,460
    authorized, 4,145,968 shares issued and outstanding
   Class B Common Stock, $.01 par, 1,500,000 shares
    authorized, issued and outstanding                                    15,000           15,000
   Additional paid-in-capital                                         11,313,093       11,313,093
   Accumulated deficit                                                (6,870,188)      (7,028,681)
                                                                   -------------    -------------
                                                                       4,499,365        4,340,872
                                                                   -------------    -------------
                                                                   $  40,144,337    $  43,100,283
                                                                   ==============   =============

                See notes to consolidated financial statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three months ended
                                                           December 31,
                                                  ---------------------------
                                                      1998            1997
                                                  ------------   ------------
Revenues:
     Sale of homes                                $ 14,505,880   $ 12,638,159
     Interest income                                    11,637         21,142
     Other income                                      149,914        152,226
                                                  ------------   ------------
                                                    14,667,431     12,811,527
                                                  ------------   ------------

Operating cost and expenses:
     Cost of homes sold                             12,749,705     10,859,354
     Selling expenses                                1,066,412      1,260,058
     General and administrative                        525,841        353,445
     Depreciation and amortization                     163,604        168,489
     Interest expense                                    3,376         83,129
                                                  ------------   ------------
                                                    14,508,938     12,724,475
                                                  ------------   ------------

     Income before income taxes                        158,493         87,052
                                                  ------------   ------------

     Provision for income taxes                              -              -
                                                  ------------   ------------

     Net income                                   $    158,493   $     87,052
                                                  ============   ============


     Basic earnings per common share              $       0.03   $       0.02
                                                  ============   ============

     Diluted earnings per common share            $       0.02   $       0.02
                                                  ============   ============

     Weighted average number of
      common shares outstanding                      5,645,968      3,860,254
                                                  ============   ============



                See notes to consolidated financial statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Three months ended
                                                                                     December 31,
                                                                           ------------------------------
                                                                                1998             1997
                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     158,493    $      87,052
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation, amortization and other non-cash charges                         226,895          168,489
Changes in assets and liabilities:
   Restricted escrow funds                                                             -           42,801
   Land, land development, and construction-in-progress                        2,223,737        3,294,094
   Other assets                                                                  620,207          (90,045)
   Customer deposits                                                              15,353         (223,504)
   Accounts payable and accrued liabilities                                     (834,468)         722,474
                                                                           -------------    -------------
                                                                               2,251,724        3,914,309
                                                                           -------------    -------------
Net cash provided by operating activities                                      2,410,217        4,001,361
                                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of model furnishings                                                       -          (50,823)
                                                                           -------------    -------------
Net cash used in investing activities                                                  -          (50,823)
                                                                           -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition, development and construction loan borrowings                   8,566,808        7,156,451
   Payment on acquisition, development and construction loans                (10,814,739)      (9,144,217)
   Deferred loan cost payments                                                   (14,936)               -
   Payments on notes payable                                                     (47,393)         (50,636)
                                                                           -------------    -------------
Net cash used in financing activities                                         (2,310,260)      (2,038,402)
                                                                           -------------    -------------

NET INCREASE IN CASH                                                              99,957        1,912,136

CASH BEGINNING OF PERIOD                                                         482,879          236,523
                                                                           -------------    -------------
CASH END OF PERIOD                                                         $     582,836    $   2,148,659
                                                                           -------------    -------------

Supplemental disclosure:
                                                                           -------------    -------------
   Cash paid for interest, net of amount capitalized                       $       3,376    $      83,129
                                                                           =============    =============



                See notes to consolidated financial statements.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998. The September 30, 1998 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations which may be achieved in the future.

NOTE 2 - EARNINGS PER SHARE

During the three month period ended December 31, 1998, options and warrants to purchase 310,000 shares of Class A Common Stock at $7.80 per share and options to purchase 480,000 shares of Class A Common Stock at $1.75 were outstanding but were not included in the computation of diluted EPS because their respective exercise prices were greater than the average market price of the common shares. Included in the computation of diluted EPS are 14% Convertible Subordinated Debentures, which are due in July 2001 and are convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $0.56 per share.

                                                                                 For the Three Months Ended
                                                                                      December 31, 1998
                                                                      Income                Shares           Per Share Amount
                                                                  -------------------------------------------------------------
NET INCOME                                                        $         158,493          5,645,968     $              0.03
Less:  Preferred stock dividend                                                   -                  -                       -

BASIC EPS
                                                                  -------------------------------------------------------------
Income available to common stockholders                           $         158,493          5,645,968     $              0.03

Effect of Dilutive Securities - 14% convertible
debentures                                                                   52,640          7,142,857                    0.01

DILUTED EPS
                                                                  -------------------------------------------------------------
Income available to common stockholders and assumed
conversion                                                        $         211,133         12,788,825     $              0.02
                                                                  =============================================================

NOTE 3 - CAPITAL STOCK

The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share.

Prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of Common Stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. As of December 31, 1998, dividends in arrears amounted to approximately $2,211,235.

Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievements Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.

ITEM - 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form-10K for the year ended September 30, 1998. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in product mix, changes in the costs of materials and labor and other economic factors.

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

RESULTS OF OPERATIONS

GENERAL
-------

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                         Three Months          Three Months
                                                        Ended December        Ended December
                                                           31, 1998              31, 1997
                                                    -------------------   -------------------
Revenues                                                    100.0%                100.0%
Cost of homes sold                                           86.9                  84.7
Selling, general and administrative expenses                 10.9                  12.6
Depreciation, amortization and interest expense               1.1                   2.0
Net income                                                    1.1                   0.7

BACKLOG AND AVAILABLE LOTS FOR SALE OR UNDER OPTION OR CONTRACT
---------------------------------------------------------------

The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At December 31, 1998, approximately 71% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on.

Backlog of Homes and Available Lots for Sale
--------------------------------------------

                                       December 31,           September 30,            December 31,
                                           1998                   1998                     1997
                                  --------------------    -------------------     --------------------
Number of homes in
backlog                                           214                    237                       195
Aggregate sales value of
homes in backlog                  $        28,921,000     $       30,652,000      $         22,455,000
Available lots for sale                           644                    743                       932
Available lots under option
or contract                                         0                      0                       375

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
---------------------------------------------------------------

The Company's revenues from home sales increased 14.8% from approximately $12.6 million for the three months ended December 31, 1997, to approximately $14.5 million for the three months ended December 31, 1998. The increase is attributed to an increase on the number of units delivered from 113 units to 122 units during the three months ended December 31, 1998. The average selling price of delivered units rose during the period ended December 31, 1998 approximately 6.3% from $111,842 to $118,900, compared to the same period last year. This increase is attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single family homes.

The Company's costs of homes sold increased 17.4% from $10.9 million for the three months ended December 31, 1997, to approximately $12.7 million for the three months ended December 31, 1998. The increase is attributed primarily to the increase in the volume of homes sold. Cost of homes sold as a percentage of home sales increased to 86.9% for the three months ended December 31, 1998, compared to 84.7% for the three months ended December 31, 1997. This increase is primarily due to the changes in the product mix mentioned above. Additionally, cost of homes sold was negatively impacted by the absorption of the remaining cost related to the close out of the last phases of the Serena Lakes community and of the Hammocks at Deerfield Beach.

Selling, general and administrative ("SG&A") expenses were approximately $1.6 million for the three months ended December 31, 1997 and 1998. The Company was able to maintain SG&A at a constant level for the three months ended December 31, 1998, as compared to the same three months period ended December 31, 1997, as a result of the reduction in loan cost resulting from the refinancing of the Company's acquisition, development and construction loans. SG&A expenses as a percentage of total revenues decreased from 12.6% during the three months ended December 31, 1997 to 10.9% for the three months ended December 31, 1998. Also included in SG&A in the three months ended December 31, 1998 is an allowance of $90,000 related to the settlement of pending litigation as described in Part II, to this Form 10-Q.

Net income increased 82% from approximately $87,000 for the three months ended December 31, 1997 to approximately $158,000 for the three months ended December 31, 1998. This increase is primarily attributed to the higher volume of homes delivered.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL
-------

On December 31, 1998, the Company had borrowings from banks and third parties aggregating approximately $29.9 million compared to $32.2 million at September 30, 1998. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At December 31, 1998, the Company had an aggregate of $22.2 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Harmony Lakes, Los Castillos at Windsor Palms, Malibu Bay, Tesoro at Forest Lake, Lago del Sol and Fiesta projects.

CASH FLOWS
----------

During the three months ended December 31, 1998, the Company had approximately $2.4 million of net cash provided by operating activities, as well as the reduction of approximately $800,000 of accounts payable and accrued liabilities. During this same period, the Company had net cash used in financing activities of approximately $2.3 million arising principally from payments on acquisition, development and construction loans.

PART II.  OTHER INFORMATION

ITEM - 1

LEGAL PROCEEDINGS

On August 23, 1996, American Reliance Insurance Company (hereinafter referred to as "American Reliance"), on behalf of plaintiff homeowners, commenced an action, entitled, Litwinski v. Weitzer, et al, Case No. 96-17175 (CA 02), against, among
          ----------------------------
others, the Registrant with respect to the Country Walk development, for damages of unspecified amount, allegedly sustained during Hurricane Andrew.

American Reliance failed to time serve the Company within the required period for service of process. As a result, the Company obtained an order dismissing the action. However, this order was recently overruled on appeal. As a consequence, the Company entered into mediation to resolve this dispute. While it is impossible to predict the outcome of the mediation, the Company believes that the matter can be settled with a maximum exposure to the Company of approximately $90,000.

ITEM - 6

EXHIBITS AND REPORTS ON FORM 8-K

On October 7, 1998, the Company filed a Current Report on Form 8-K with respect to a change of its independent certified public accountants.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 12, 1999  /s/ Harry Weitzer
                          -----------------
Harry Weitzer
Chairman of the Board, President,
And Chief Executive Officer
(Principal Executive Officer)

Date:  February 12, 1999 /s/ Sheryl S. Rice
                          ------------------
Sheryl S. Rice
Vice President/Controller
(Principal Accounting Officer)