Form 10-Q
period 1999-03-31
WEITZER HOMEBUILDERS INC
filed 1999-05-21
CIK 926613

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 1999

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number 33-89076


                       WEITZER HOMEBUILDERS INCORPORATED
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

             Florida                                     65-0502494
    -----------------------------------------------------------------------
     (State or other jurisdiction of                (IRS Employer I.D. No.)
     incorporation or organization)

           14505 Commerce Way, Suite 400, Miami Lakes, Florida 33016
    ---------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)

                                (305) 819-4663
           ---------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X  Yes  ____ No
          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       Outstanding at
             Class                                      May 19, 1999
             -----                                      ------------
     Class A Common Stock, $.01 Par Value                4,145,968
     Class B Common Stock, $.01 Par Value                1,500,000

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               March 31,              September 30,
                                                                                 1999                     1998
                                                                            ---------------          ---------------
                                                                             (Unaudited)
            ASSETS
            ------
Cash                                                                        $       529,537          $       482,879
Land and land development cost                                                   18,488,685               22,773,115
Construction-in-progress                                                         16,506,875               17,250,423
Model furnishings, net of accumulated
       depreciation of $738,776 and $573,353                                        479,438                  695,031
Deferred loan and organizational cost, net of
       accumulated amortization of $198,452 and $32,520                             731,809                  690,352
Other assets                                                                      1,509,889                1,208,483
                                                                            ---------------          ---------------
                                                                            $    38,246,233          $    43,100,283
                                                                            ===============          ===============

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Customer deposits                                                           $     1,507,321          $     1,334,428
Accounts payable and accrued liabilities                                          5,235,490                5,189,413
Acquisition, development and construction loans payable                          23,095,692               27,814,542
14% convertible subordinate debentures                                            4,000,000                4,000,000
Notes and loans payable                                                             303,313                  421,028
                                                                            ---------------          ---------------
                                                                                 34,141,816               38,759,411
                                                                            ===============          ===============

Shareholders' equity:
       Preferred Stock, $.01 par, 5,000,000 shares
        authorized, none issued                                                           -                        -
       Class A Common Stock, $.01 par, 40,000,000 shares
        authorized, 4,145,968 shares issued and outstanding                          41,460                   41,460
       Class B Common Stock, $.01 par, 1,500,000 shares
        authorized, issued and outstanding                                           15,000                   15,000
       Additional paid-in-capital                                                11,313,093               11,313,093
       Accumulated deficit                                                       (7,265,136)              (7,028,681)
                                                                            ---------------          ---------------
                                                                                  4,104,417                4,340,872
                                                                            ---------------          ---------------
                                                                            $    38,246,233          $    43,100,283
                                                                            ===============          ===============

                See notes to consolidated financial statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Three months ended                    Six months ended
                                                       March 31,                            March 31,
                                             -------------------------------    --------------------------------
                                                  1999            1998               1999              1998
Revenues:
     Sale of homes                           $  12,157,394    $  11,295,032     $  26,663,274      $  23,933,191
     Interest income                                 8,438           40,745            20,075             61,887
     Other income                                   45,666           16,980           195,580            169,206
                                             -------------    -------------     -------------      -------------
                                                12,211,498       11,352,757        26,878,929         24,164,284
                                             -------------    -------------     -------------      -------------

Operating cost and expenses:
     Cost of homes sold                         11,002,455        9,614,831        23,752,160         20,718,423
     Selling expenses                              967,037          903,661         2,033,449          1,919,481
     General and administrative                    420,136          577,065           945,977            997,747
     Depreciation and amortization                 209,138          172,586           372,742            341,077
     Interest expense                                7,680           15,891            11,056             31,781
                                             -------------    -------------     -------------      -------------
                                                12,606,446       11,284,034        27,115,384         24,008,509
                                             -------------    -------------     -------------      -------------

     Income (loss) before income taxes            (394,948)          68,723          (236,455)           155,775

     Provision for income taxes                          -                -                 -                  -
                                             -------------    -------------     -------------      -------------
     Net income (loss)                       $    (394,948)   $      68,723     $    (236,455)     $     155,775
                                             =============    =============     =============      =============

     Basic earnings (loss) per
     common share                            $       (0.07)            0.02     $       (0.04)     $        0.04
                                             =============    =============     =============      =============

     Diluted earnings (loss) per
     common share                            $       (0.03)            0.02     $       (0.01)     $        0.04
                                             =============    =============     =============      =============

     Weighted average number of common
     shares outstanding                          5,645,968        3,860,254         5,645,968          3,860,254
                                             =============    =============     =============      =============

                See notes to consolidated financial statements.

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          Six months ended
                                                                                              March 31,
                                                                               -----------------------------------
                                                                                    1999                 1998
                                                                               ---------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $     (236,455)       $     155,775
   Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
   Depreciation, amortization and other non-cash charges                              372,742              449,177
Changes in assets and liabilities:
   Restricted escrow funds                                                                  -               77,105
   Land, land development, and construction-in-progress                             5,027,978            2,293,282
   Other assets                                                                      (301,406)            (186,965)
   Customer deposits                                                                  172,893             (112,741)
   Accounts payable and accrued liabilities                                            46,077              632,019
                                                                               --------------        -------------
                                                                                    5,318,284            3,151,877
                                                                               --------------        -------------
Net cash provided by operating activities                                           5,081,829            3,307,652
                                                                               --------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale (purchase) of property and equipment                              8,783             (153,600)
                                                                               --------------        -------------
Net cash provided by (used in) investing activities                                     8,783             (153,600)
                                                                               --------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition, development and construction loan borrowings                       15,106,460           14,969,759
   Payment on acquisition, development and construction loans                     (19,825,310)         (17,496,179)
   Reorganization cost payments                                                      (127,453)                   -
   Deferred loan cost payments                                                        (79,936)                   -
   Payment of 10% bonds payable                                                             -              (94,213)
   Notes payable borrowings                                                                                675,000
   Payments on notes payable                                                         (117,715)            (133,873)
                                                                               --------------        -------------
Net cash used in financing activities                                              (5,043,954)          (2,079,506)
                                                                               --------------        -------------
NET INCREASE IN CASH                                                                   46,658            1,074,546

CASH BEGINNING OF PERIOD                                                              482,879              236,523
                                                                               --------------        -------------
CASH END OF PERIOD                                                             $      529,537        $   1,311,069
                                                                               --------------        -------------
Supplemental disclosure:
                                                                               --------------        -------------
   Cash paid for interest, net of amount capitalized                           $       11,056        $      31,781
                                                                               ==============        =============

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


NOTE 2 - EARNINGS PER SHARE

During the three and six month periods ended March 31, 1999, options and warrants to purchase 310,000 shares of Class A Common Stock at $7.80 per share and options to purchase 480,000 shares of Class A Common Stock at $1.75 were outstanding but were not included in the computation of diluted EPS because their respective exercise prices were greater than the average market price of the common shares. Included in the computation of diluted EPS are 14% Convertible Subordinated Debentures, which are due in July 2001 and are convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $0.56 per share.

                                        For the Three Month Period Ended           For the Six Month Period Ended
                                                  March 31, 1999                           March 31, 1999
                                                                    Amount                                     Amount
                                                                      Per                                        Per
                                          Loss        Shares        Share           Loss        Shares          Share
                                     -------------------------------------     -------------------------------------
Net Loss                             $  (394,948)   5,645,968   $    (0.07)    $  (236,455)   5,645,968   $    (0.04)
Less:  Preferred stock dividend                -                         -               -                         -
                                     -------------------------------------     -------------------------------------
Basic Eps
  Loss available to
    common stockholders                 (394,948)   5,645,968        (0.07)       (236,455)   5,645,968        (0.04)

Effect of dilutive securities
    14% convertible debenture             52,640    7,142,857         0.01         105,280    7,142,857         0.01

Diluted Eps
  Loss available to common
                                     -------------------------------------     -------------------------------------
    stockholders and assumed
    conversions                      $  (342,308)  12,788,825   $    (0.03)    $  (131,175)  12,788,825   $    (0.01)
                                     =====================================     =====================================

NOTE 3 - CAPITAL STOCK

The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share.

Prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of Common Stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. As of March 31, 1999, dividends in arrears amounted to approximately $2,548,500.

Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievements Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.


NOTE  4 - SUBSEQUENT EVENT

The Company is currently negotiating an agreement with Century Partners Group, Ltd., pursuant to which Century is to acquire a controlling interest in the Company. No definitive documentation has been executed as of this date, and no assurance can be given that such transaction would be consummated.

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

Results of Operations

General
-------

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                            Three Months            Three Months
                                                          Ended March 31,         Ended March 31,
                                                                1999                    1998
                                                       -------------------     -------------------
Revenues                                                       100.0%                   100.0%
Cost of homes sold                                              90.1                     84.7
Selling, general and administrative expenses                    11.4                     13.0
Depreciation, amortization and interest expense                  1.8                      1.7
Net income (loss)                                               (3.3)                     0.6

                                                          Six Months Ended        Six Months Ended
                                                           March 31, 1999          March 31, 1998
                                                       -------------------     -------------------
Revenues                                                        100.0%                 100.0%
Cost of homes sold                                               88.4                   85.7
Selling, general and administrative expenses                     11.1                   12.1
Depreciation, amortization and interest expense                   1.4                    1.5
Net income (loss)                                                (0.9)                   0.7

Backlog and Available Lots for Sale or Under Option or Contract
---------------------------------------------------------------

The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At March 31, 1999, approximately 69% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on.

Backlog of Homes and Available Lots for Sale
--------------------------------------------

                                     March 31,              September 30,              March 31,
                                        1999                    1998                     1998
                                  ---------------           -------------           --------------
Number of homes in backlog                   267                      237                      220
Aggregate sales value of
 homes in backlog                 $   36,159,000            $  30,652,000           $   25,873,000
Available lots for sale                      493                      743                      670
Available lots under option
 or contract                                   0                        0                      325


Comparison of the Three Months Ended March 31, 1999 And 1998
------------------------------------------------------------

The Company's revenues from home sales increased 7.6% from approximately $11.3 million for the three months ended March 31, 1998, to approximately $12.2 million for the three months ended March 31, 1999. The increase is attributed to an increase on the number of units delivered from 92 units to 98 units during the three months ended March 31, 1999. The average selling price of delivered units rose during the period ended March 31, 1999 approximately 1% from $122,772 to $124,055, compared to the same period last year. This increase is a consequence of periodic revisions of the Company's products sales prices.

The Company's costs of homes sold increased 14.4% from $9.6 million for the three months ended March 31, 1998, to approximately $11 million for the three months ended March 31, 1999. This increase is attributed to the increase in the number of units delivered as well as the increase in the cost of building components like insulation, roof tiles and drywall. Cost of homes sold as a percentage of home sales increased to 90.5% for the three months ended March 31, 1999, compared to 85.1% for the three months ended March 31, 1998. This increase is primarily due to the negative impact caused by the global cost increase of the building materials mentioned above, caused by global shortages of such products. The Company was forced to absorb the cost increase of these materials on the units that were already under contract. Additionally, cost of homes sold was negatively impacted by the absorption of the remaining cost related to the close out of the last phases of the Serena Lakes community and of the Hammocks at Deerfield Beach.

Selling, general and administrative ("SG&A") expenses were approximately $1.4 million for the three months ended March 31, 1999, as compared to $1.5 million for the three months ended March 31, 1998. The Company maintained SG&A at a constant level for the three months ended March 31, 1999, as compared to the same three months period ended March 31, 1998. SG&A expenses as a percentage of total revenues decreased from 13% during the three months ended March 31, 1998 to 11.4% for the three months ended March 31, 1999. Also included in SG&A in the three months period ended March 31, 1999, is an allowance of $30,000 related to the settlement of litigation as described in Part II, to this Form 10-Q.

Net income decreased from approximately $68,000 for the three months ended March 31, 1998 to a loss of approximately $395,000 for the three months ended March 31, 1999. This decrease is attributed to the negative impact caused by the increase in cost of certain building materials, the additional cost incurred in the settlement of the pending litigation, as well as in the absorption of additional costs related to the closeout of Serena Lakes and of the Hammocks at Deerfield Beach.

Comparison of the Six Months Ended March 31, 1999 And 1998
----------------------------------------------------------

The Company's revenues from home sales increased 11.4% from approximately $23.9 million for the six months ended March 31, 1998, to approximately $26.6 million for the six months ended March 31, 1999. The increase is attributed to an increase on the number of units delivered from 205 units to 220 units during the six months ended March 31, 1999. The average selling price of delivered units rose approximately 4.7% during the six months period ended March 31, 1999, from $116,747 to $122,197, compared to the same period last year. This increase is primarily attributed to the change in the Company's product mix as well as of the periodic revision of the Company's products sales prices.

The Company's costs of homes sold increased 14.6% from $20.7 million for the six months ended March 31, 1998, to approximately $23.7 million for the six months ended March 31, 1999. This increase is attributed to the increase in the number of units delivered as well as the increase in the cost of building materials. Cost of homes sold as a percentage of home sales increased to 89.1% for the six months ended March 31, 1999, compared to 86.6% for the six months ended March 31, 1998. This increase is primarily due to the negative impact caused by the global cost increase of several building materials as described in this Form 10-
Q. Another factor influencing the increase in cost is the Company's overall product mix between townhomes and single family homes. Additionally, cost of homes sold was negatively impacted by the absorption of the remaining cost related to the close out of the last phases of the Serena Lakes community and of the Hammocks at Deerfield Beach.

Selling, general and administrative ("SG&A") expenses were approximately $3.0 million for the six months ended March 31, 1999, as compared to $2.9 million for the six months ended March 31, 1998. The Company maintained SG&A at a constant level for the six months ended March 31, 1999, as compared to the same six months period ended March 31, 1998. SG&A expenses as a percentage of total revenues decreased from 12.1% during the six months ended March 31, 1998 to 11.1% for the six months ended March 31, 1999. Also included in SG&A in the six months period ended March 31, 1999 is an allowance of $120,000 related to the settlement of litigation as described in Part II, to this Form 10-Q.

Net income decreased from approximately $156,000 for the six months ended March 31, 1998 to a loss of approximately $237,000 for the six months ended March 31, 1999. This decrease is attributed to the negative impact caused by the increase in cost of certain building materials, the cost incurred in the settlement of litigation as well as in the absorption of additional costs related to the closeout of Serena Lakes and of the Hammocks at Deerfield Beach.

Liquidity and Capital Resources

General
-------

On March 31, 1999, the Company had borrowings from banks and third parties aggregating approximately $27.4 million, as compared to $32.2 million at September 30, 1998. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At March 31, 1999, the Company had an aggregate of $19.2 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Harmony Lakes, Los Castillos at Windsor Palms, Malibu Bay, Tesoro at Forest Lake, Lago del Sol and Fiesta projects.

Cash Flows
----------

During the six months ended March 31, 1999, the Company generated approximately $50,000 in positive cash flow. The Company had approximately $5.1 million of net cash provided by operating activities. During this same period, the Company had net cash used in financing activities of approximately $5.1 million arising principally from payments on acquisition, development and construction loans.

PART II. OTHER INFORMATION

ITEM - 1

LEGAL PROCEEDINGS

On August 23, 1996, American Reliance Insurance Company (hereinafter referred to as "American Reliance"), on behalf of plaintiff homeowners, commenced an action, entitled, Litwinski v. Weitzer, et al, Case No. 96-17175 (CA 02), against, among
          ----------------------------
others, the Registrant with respect to the Country Walk development, for damages of an unspecified amount, allegedly sustained during Hurricane Andrew.

American Reliance failed to serve the Company within the required time period for service of process. As a result, the Company obtained an order dismissing the action. However, this order was overruled on appeal. As a consequence, the Company entered into mediation to resolve this dispute. The Company has settled the matter for $120,000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 19, 1999 /s/ Harry Weitzer
                    -----------------
Harry Weitzer
Chairman of the Board, President,
and Chief Executive Officer
(Principal Executive Officer)


Date:  May 19, 1999 /s/ Sheryl S. Rice
                    ------------------
Sheryl S. Rice
Vice President and Controller
(Principal Accounting Officer)