Form 10-Q
period 1999-06-30
WEITZER HOMEBUILDERS INC
filed 1999-08-16
CIK 926613

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076


                        WEITZER HOMEBUILDERS INCORPORATED
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                65-0502494
        ------------------------------------------------------------------
        (State or other jurisdiction of            (IRS Employer I.D. No.)
        incorporation or organization)

        7270 NW 12th Street, Suite 410, Miami, Florida,        33126
        ------------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)

                                 (305) 599-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X  Yes     No
          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
               Class                                August 12, 1999
               -----                                ---------------
Class A Common Stock, $.01 Par Value                   11,288,825
Class B Common Stock, $.01 Par Value                    1,500,000

                              INDEX TO FORM 10-Q
                                                                            Page
                                                                            ----
                                                                             No.
                                                                             ---
PART I

ITEM-1   CONDENSED FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets-                               3
         June 30, 1999 (unaudited) and September 30, 1998

         Condensed Consolidated Statements of Operations (unaudited)-
         Three and Nine Months Ended June 30, 1999 and 1998                   4

         Condensed Consolidated Statements of Cash Flows (unaudited)-
         Nine Months Ended June 30, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements                 6

ITEM-2   MANAGEMENT'S DISCUSSION

         Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

PART II

ITEM-1   OTHER INFORMATION

         Exhibits and other reports on Form 8-K                              12

         Signatures                                                          12

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,               September 30,
                                                                   1999                     1998
                                                            ------------------        -----------------
                                                                (Unaudited)
            ASSETS
            ------
Cash                                                        $          658,689        $         482,879
Land and land development cost                                      15,863,769               22,773,115
Construction-in-progress                                            16,546,405               17,250,423
Model furnishings, net of accumulated
       depreciation of $863,715 and $573,353                           365,807                  695,031
Deferred loan and organizational cost, net of
       accumulated amortization of $741,384 and $32,520                221,618                  690,352
Other assets                                                         1,690,321                1,208,483
                                                            ------------------        -----------------
                                                            $       35,346,609        $      43,100,283
                                                            ==================        =================

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------

Customer deposits                                           $        1,692,541        $       1,334,428
Accounts payable and accrued liabilities                             4,202,203                5,189,413
Acquisition, development and construction loans payable             22,607,509               27,814,542
14% convertible subordinate debentures                               4,000,000                4,000,000
Notes and loans payable                                                256,735                  421,028
                                                            ------------------        -----------------
                                                                    32,758,988               38,759,411
                                                            ------------------        -----------------

Shareholders' equity:
       Preferred Stock, $.01 par, 5,000,000 shares
        authorized, none issued                                              -                        -
       Class A Common Stock, $.01 par, 40,000,000 shares
        authorized, 4,145,968 shares issued and outstanding             41,460                   41,460
       Class B Common Stock, $.01 par, 1,500,000 shares
        authorized, issued and outstanding                              15,000                   15,000
       Additional paid-in-capital                                   11,313,093               11,313,093
       Accumulated deficit                                          (8,781,932)              (7,028,681)
                                                            ------------------        -----------------
                                                                     2,587,621                4,340,872
                                                            ------------------        -----------------
                                                            $       35,346,609        $      43,100,283
                                                            ==================        =================


            See notes to condensed consolidated financial statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three months ended                        Nine months ended
                                                              June 30,                                  June 30,
                                                 -------------------------------------    --------------------------------------
                                                      1999                 1998                 1999                 1998
Revenues:
  Sale of homes                                  $    13,715,059     $     12,530,092     $     40,378,333     $     36,463,283
  Interest income                                          7,159               25,971               27,234               87,858
  Other income                                           110,623               13,711              306,203              182,915
                                                 ----------------    -----------------    -----------------    -----------------
                                                      13,832,841           12,569,774           40,711,770           36,734,056
                                                 ----------------    -----------------    -----------------    -----------------


Operating cost and expenses:
  Cost of homes sold                                  13,227,713           11,098,653           36,979,873           31,817,076
  Selling expenses                                       914,857            1,195,882            2,948,306            3,115,363
  General and administrative                             555,971              635,849            1,501,948            1,824,420
  Depreciation and amortization                          644,287              107,440            1,017,029              277,978
  Interest expense                                         6,809                6,075               17,865               17,570
                                                 ----------------    -----------------    -----------------    -----------------
                                                      15,349,637           13,043,899           42,465,021           37,052,407
                                                 ----------------    -----------------    -----------------    -----------------

  Loss before income taxes                            (1,516,796)            (474,125)          (1,753,251)            (318,351)

  Provision for income taxes                                   -                    -                    -                    -
                                                 ----------------    -----------------   ------------------   ------------------

  Net loss                                       $    (1,516,796)    $       (474,125)   $      (1,753,251)   $        (318,351)
                                                 ================    =================   ==================   ==================


  Basic and diluted loss per common share        $         (0.27)               (0.12)    $          (0.31)    $          (0.08)
                                                 ================    =================    =================    =================

  Weighted average common shares
  outstanding                                          5,645,968            3,860,254            5,645,968            3,860,254
                                                 ================    =================    =================    =================


            See notes to condensed consolidated financial statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Nine months ended
                                                                                       June 30,
                                                                       ---------------------------------------
                                                                             1999                  1998
                                                                       ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $      (1,753,251)    $       (318,351)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation, amortization and other non-cash charges                    1,017,029              717,921
Changes in assets and liabilities:
      Restricted escrow funds                                                          -               72,105
      Land, land development, and construction-in-progress                     7,613,364           (2,475,453)
      Other assets                                                              (481,838)             113,648
      Customer deposits                                                          358,113               23,590
      Accounts payable and accrued liabilities                                  (987,210)           1,057,559
                                                                       ------------------    -----------------
                                                                               7,519,458             (490,630)
                                                                       ------------------    -----------------
Net cash provided by (used in) operating activities                            5,766,207             (808,981)
                                                                       ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale (purchase) of property and equipment                     21,059             (398,514)
                                                                       ------------------    -----------------
Net cash (used in) provided by investing activities                               21,059             (398,514)
                                                                       ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Acquisition, development and construction loan borrowings               24,380,911           26,842,779
      Payment on acquisition, development and construction loans             (29,587,944)         (25,403,158)
      Deferred loan cost payments                                               (240,130)                   -
      Notes payable borrowings                                                         -              425,000
      Payments on notes payable                                                 (164,293)            (234,601)
                                                                       ------------------    -----------------
Net cash (used in) provided by financing activities                           (5,611,456)           1,630,020
                                                                       ------------------    -----------------

NET INCREASE IN CASH                                                             175,810              422,525

CASH BEGINNING OF PERIOD                                                         482,879              236,523
                                                                       ------------------    -----------------
CASH END OF PERIOD                                                     $         658,689     $        659,048
                                                                       ------------------    -----------------

Supplemental disclosure:
                                                                       ------------------    -----------------
      Cash paid for interest, net of amount capitalized                $          17,865     $         17,570
                                                                       ==================    =================

            See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - Earnings per share

Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method. Diluted EPS excluded the impact of warrants and stock options as such amounts are anti-dilutive.

                                      For the Three Month Period Ended        For the Nine Month Period Ended
                                                June 30, 1999                          June 30, 1999
                                                                  Amount                                  Amount
                                         Loss        Shares      Per Share       Loss        Shares     Per Share
                                     -------------------------------------  --------------------------------------
Net loss                             $ (1,516,796)   5,645,968 $   (0.27)   $ (1,753,251)   5,645,968 $    (0.31)
Less:  Preferred stock dividend                  -                      -               -                       -
                                     -------------------------------------  --------------------------------------
Basic  and Diluted EPS                 (1,516,796)   5,645,968     (0.27)     (1,753,251)   5,645,968      (0.31)

NOTE 3 - CAPITAL STOCK

Prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of Common Stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. As of June 30, 1999, dividends in arrears amounted to approximately $2,885,800.

The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share. Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievements Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.

NOTE  4 - SUBSEQUENT EVENT

On August 2, 1999, Chai Capital Ltd. ("Chai") converted an aggregate $4,000,000 Convertible Subordinated Debentures into 7,142,857 shares of the Company's Class A Common Stock pursuant to the Form of Debenture.

On August 2, 1999, Century Partners Group, Ltd. ("Century"), a Florida limited partnership, acquired control of Weitzer Homebuilders Incorporated ("Weitzer"). Century purchased an aggregate of 8,855,000 shares of Class A and Class B Common Stock from Chai, Weitzer's principal shareholder. Century paid Chai $10,000,000 consisting of $5,000,000 in cash and a $5,000,000 short-term promissory note secured by irrevocable letters of credit.

As part of the transaction, Century acquired options with an exercise price of $1.13 per share to purchase 22,123,893 shares of Weitzer's Class A Common Stock (the "Options") directly from Weitzer in consideration for $1,130,998, which Century paid to Weitzer at the closing. The Options may be exercised at any time prior to the expiration thereof. 12,123,893 of the Options expire on September 2, 1999, 5,000,000 of the options expire on November 2, 1999, and the balance of 5,000,000 of the options, expire on February 2, 2000. The Options may be exercised by paying Weitzer either cash or conveying to Weitzer real estate assets and/or partnership interests owned by Century having a fair market value equal to the exercise price of the Options that are being exercised.

The transaction required the consents of certain lenders. In connection with the granting of these consents, payments on certain acquisition, development and construction loans payable were accelerated and are payable by December 31, 1999.

Due to the acceleration of the loan payments, the Company also accelerated the amortization of the associated deferred loan costs. This resulted in a write-off of approximately $340,000, which is included in "Depreciation and amortization" in the accompanying condensed financial statements. The Company also incurred expenses of approximately $350,000 in connection with the transaction, which are included in "General and administrative" in the accompanying condensed financial statements. These expenses were recorded on June 22, 1999, the date of the transaction agreement.

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

Results of Operations

General
-------

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:


                                                          Three Months            Three Months
                                                          Ended June 30,          Ended June 30,
                                                              1999                   1998
                                                        ------------------      ------------------
Revenues                                                      100.0%                  100.0%
Cost of homes sold                                             95.6                    88.3
Selling, general and administrative expenses                   10.6                    14.6
Depreciation, amortization, organization and interest           4.7                     0.9
                                                        ------------------      ------------------
Net loss                                                      (10.9)                   (3.8)
                                                        ==================      ==================

                                                                 Nine Months             Nine Months
                                                                Ended June 30,          Ended June 30,
                                                                    1999                     1998
                                                            ----------------------  ----------------------
Revenues                                                           100.0%                  100.0%
Cost of homes sold                                                  90.8                    86.6
Selling, general and administrative expenses                        10.9                    13.5

Depreciation, amortization, organization and interest                2.5                     0.8
                                                            ----------------------  ----------------------
Net loss                                                            (4.2)                   (0.9)
                                                            ======================  ======================

Backlog and Available Lots for Sale or Under Option or Contract
---------------------------------------------------------------

The following table sets forth the Company's backlog, the available lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At June 30, 1999, approximately 87% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that homes will be built on all of the available lots for sale.

Backlog of Homes and Available Lots for Sale
--------------------------------------------

                                        June 30,           September 30,          June 30,
                                         1999                 1998                  1998
                                    ----------------     ----------------     ----------------
Number of homes in backlog                       322                  237                  241
Aggregate sales value of
homes in backlog                    $     40,851,000     $     30,652,000     $     30,205,000
Available lots for sale                          338                  743                  861

Comparison of the Three Months Ended June 30, 1999 and 1998
-----------------------------------------------------------

The Company's revenue from home sales were approximately $13.7 million for the three months ended June 30, 1999, as compared to approximately $12.5 million for the three months ended June 30, 1998. The increase is mainly attributed to the product mix as well as to an increase on the average sales price. During the three months period ended June 30, 1999 the Company sold 100 homes; 63% of the homes sold were townhome units with an average sales price of $104,050 and 37% of the homes sold were single family units with an average sales price of $230,965. In contrast, for the same period ended June 30, 1998 the Company sold 113 homes; 85% of the homes sold were townhome units with an average sales price of $104,670 and 15% of the homes sold were single family units with an average sales price of $160,400.

The Company's cost of homes sold were approximately $13.2 million for the three months ended June 30, 1999 as compared to $11.1 million for the three months ended June 30, 1998. Cost of homes sold for the period ended June 30, 1999 also included an impairment charge of approximately $800,000 related to the Company's assessment of the recoverability of certain projects.

Selling, general and administrative ("SG&A") expenses were approximately $1.5 million for the three months ended June 30, 1999 as compared to $1.8 million for the three months ended June 30, 1998. This is attributed to the reduction in several expense categories including closing costs, marketing and advertising, consulting fees and travel and entertainment. SG&A as a percentage of total revenues decreased from 14.6% during the three months ended June 30, 1998 to 10.6% during the three months ended June 30, 1999, notwithstanding that the Company incurred $350,000 in expenditures related to the change in control transaction.

Depreciation, amortization and interest expenses increased from approximately $113,000 for the three months ended June 30, 1998, to approximately $651,000 for the three months ended June 30, 1999. This increase is attributed to the acceleration in the amortization of certain capitalized loan fees, which amounted to approximately $340,000, as discussed in Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Net loss for the three months ended June 30, 1999 was approximately $1.5 million compared to a net loss of approximately $474,000 for the three months ended June 30, 1998. The increase is mainly attributed to the impairment charges assessed, as well as the acceleration of the amortization of certain capitalized loan fees as discussed above.

Comparison of the Nine Months Ended June 30, 1999 and 1998
----------------------------------------------------------

The Company's revenue from home sales were approximately $40.4 million for the nine months ended June 30, 1999, as compared to approximately $36.5 million for the nine months ended June 30, 1998. The increase is mainly attributed to the product mix as well as to an increase of the average sales price of the units sold. During the nine months ended June 30, 1999, the Company sold 320 homes; 69% of the homes sold were townhome units with an average sales price of $103,200 and 31% of the homes sold were single family units with an average sales price of $176,770. In contrast, for the same period ended June 30, 1998, the Company sold 318 homes; 76% of the homes sold were townhome units with an average sales price of $101,000 and 24% of the homes sold were single family units with an average sales price of $124,000.

The Company's cost of closed homes was approximately $37 million for the nine months ended June 30, 1999 as compared to approximately $32 million for the nine months ended June 30, 1998. Also included in cost of homes sold in the nine month period ended June 30, 1999 is an impairment charge of approximately $800,000 related to the Company's assessment of the recoverability of certain projects.

Selling, general and administrative ("SG&A") expenses were approximately $4.5 million for the nine months ended June 30, 1999, as compared to $4.9 million for the nine months ended June 30, 1998. This is attributed to the reduction in several expense categories, including closing costs, marketing and advertising, consulting fees and travel and entertainment. SG&A as a percentage of total revenues decreased from

13.5% during the nine months ended June 30, 1998 to 10.9% during the nine months ended June 30, 1999, notwithstanding that the Company incurred $350,000 in expenditures related to the change in control transaction.

Depreciation, amortization and interest expense increased from approximately $300,000 for the nine months ended June 30, 1998 to approximately $1 million for the nine months ended June 30, 1999. The increase is primarily attributed to the acceleration in the amortization of certain capitalized loan fees, which amounted to approximately $340,000, as discussed in Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Liquidity and Capital Resources

General
-------

On June 30, 1999, the Company had borrowings from banks and third parties aggregating approximately $26.9 million, as compared to $32.2 million at September 30, 1998. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At June 30, 1999, the Company had an aggregate of $21.3 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Harmony Lakes, Los Castillos at Windsor Palms, Malibu Bay, Tesoro at Forest Lake, Lago del Sol and Fiesta projects.

On August 2, 1999, Chai Capital Ltd. ("Chai") converted an aggregate $4,000,000 Convertible Subordinated Debentures into 7,142,857 shares of the Company's Class A Common Stock pursuant to the Form of Debenture. Also, on August 2, 1999, Century Partners Group, Ltd. paid the Company $1,130,998 in consideration for the acquisition of the option to purchase 22,123,893 shares of the Company's Class A Common Stock.

Cash Flows
----------

During the nine months ended June 30, 1999, the Company had generated approximately $6.1 million in cash from operating activities, primarily as a result of a $7.6 million decrease in inventory. The Company also expended $350,000 in connection with the change in control of the Company, as discussed in Note 4 of the Consolidated Financial Statements included in this Form 10-Q. During this same period, the Company used approximately $5.6 million in financing activities, primarily arising from the repayment of acquisition, development and construction loans.

For the nine month period ended June 30, 1999, the Company experienced a combined positive cash flow of approximately $175,000.

PART II.  OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule.

(b) The Company has not filed a report on Form 8-K during the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 1999                             /s/ Sergio Pino
                                                  ---------------
                                                     Sergio Pino
                                           Chairman of the Board, President,
                                              and Chief Executive Officer
                                             (Principal Executive Officer)


Date: August 12, 1999                      /s/ Emiliano de la Fuente, Jr.
                                           ------------------------------
                                           Emiliano de la Fuente, Jr., CPA
                                      Vice President, Chief Financial Officer
                                                  and Treasurer
                                         (Principal Accounting Officer)