Form 10-K405
period 1999-09-30
WEITZER HOMEBUILDERS INC
filed 2000-01-31
CIK 926613

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
                X Annual Report Pursuant to Section 13 or 15(d)
                -
                    of the Securities Exchange Act of 1934
                 For the Fiscal Year Ended September 30, 1999

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

                            7270 N.W. 12/th/ Street
                                   Suite 410
                             Miami, Florida 33126
                   (Address of principal executive offices)

                                (305) 599-8100
             (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of January 27, 2000 was approximately $6,700,000 based on the $1.75 closing price for the Class A Common Stock as reported on the over-the-counter market on such date.

     As of January 27, 2000, Weitzer Homebuilders Incorporated had 33,434,468 shares of Class A Common Stock, $.01 par value, and 1,500,000 shares of Class B Common Stock, $.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Certain exhibits listed in Part IV are incorporated by reference to certain of the Company's public filings made pursuant to the Securities Exchange Act of 1934, including the Company's Annual Report on Form 10-K for the fiscal years ended September 30, 1996 and 1998, the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, and the Company's Registration Statement on Form S-1 filed pursuant to the Securities Exchange Act of 1933, as amended.

================================================================================

PART I

ITEM 1. BUSINESS

General

     Weitzer Homebuilders Incorporated (the "Company"), organized in Florida in 1994, is engaged, through its subsidiaries, primarily in the design, construction and sale of single-family homes and townhomes in Miami-Dade and Broward Counties located in South Florida. The Company offers a wide variety of moderately priced homes that are designed to appeal to the entry level and first time move-up buyers. Since inception, the Company has delivered over 2,700 homes, including 429 in the fiscal year ended September 30, 1999. Base sales prices of the Company's homes range from approximately $84,000 to $260,000 and the average sales price of homes delivered during the fiscal year ended September 30, 1999 was approximately $125,200. At present, the Company is offering homes for sale in eight communities. At September 30, 1999, the Company had 935 available lots for sale. There is no assurance that all lots available for home construction will in fact be used for construction of homes since construction and sales of homes are subject to a variety of factors, including, without limitation, general and local economic conditions, availability of financing, interest rates and government regulation.

     The Company's principal executive offices are located at 7270 N.W. 12/th/ Street, Suite 410, Miami, Florida 33126, (305) 599-8100.

Recent Developments

     On August 2, 1999, Century Partners Group, Ltd. ("Century"), a Florida limited partnership, purchased an aggregate 8,855,000 shares of Class A and Class B common stock of the Company, from Chai Capital, Ltd. ("Chai"), the Company's principal shareholder prior to this transaction, which resulted in a change in control of the Company. In addition, Century acquired options to purchase, directly from the Company, 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), in consideration of the payment of $1,130,998. The options provided the exercise price may be tendered in cash or by conveyance to the Company, assets having a fair market value equal to the exercise price.

     On September 2, 1999 and September 30, 1999, Century exercised their options and received 22,123,893 aggregate shares of Class A Common Stock of the Company, at $1.13 per share. As consideration for issued shares, Century conveyed to the Company cash, cash equivalents, Century's interest in five limited partnerships and certain other assets. Three of the limited partnerships conveyed were wholly owned subsidiaries of Century and the other two limited partnerships were 50% owned by Century.

     As a result of the above transactions, as of September 30, 1999, Century had obtained an 89.7% interest in the Company. Under generally accepted accounting principles, Century's basis in the Company is pushed down to the separate financial statements of the Company. As a result, to the extent of this 89.7% change in ownership, assets and liabilities of the

Company were adjusted to their fair value, capital was adjusted to reflect Century's purchase price for its ownership interest, including a reclassification of the predecessor's accumulated deficit against additional paid in capital and the difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill.

     Comparative financial statements and notes to the consolidated financial statements for periods prior to the change in control are reflected at their historical amounts as previously reported by the Company ("predecessor basis").

Operating Strategy

     The current operating strategy of the Company emphasizes the following elements:

Affordable Housing and Value Pricing. The Company offers a wide variety of affordable to moderately priced homes that are designed to appeal to the entry-level and first time move-up buyers. The Company strives to price its homes competitively, while providing perceived innovative designs, including architectural details and amenities in several of its projects typically found in more expensive homes, such as cathedral ceilings, recessed lighting, glass block, security and intercom systems. The Company's models afford prospective homebuyers a variety of options and features so that they may customize their designs to suit their needs. In fiscal year 1999, the Company built both detached single-family homes and townhomes, each of which was offered in three different product types.

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

South Florida Market. Although the Company is continuously evaluating locations for new residential communities, the Company anticipates that in the near term its business will continue to be conducted principally in South Florida. Based on the Company's knowledge of the South Florida homebuilding market, the Company believes it has certain competitive advantages in such market, including understanding of and experience with, the local market; controls and cost savings that result from the Company's centralized operations; and an experienced sales force that is generally employed on a long-term basis rather than project-by-project basis.

Land Acquisition and Development

     The Company acquires both improved building lots ready for construction, and tracts of land that require site improvements prior to construction. Generally, the Company attempts to acquire or control of at least 70 lots in a development to achieve economies of scale in its marketing activities. When contemplating the purchase of land for development, the Company considers the cost of the land, the desirability of the proposed project to targeted homebuyers, population growth patterns, competitive conditions and available financing. The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain or verify the necessary zoning and other governmental approvals for the proposed subdivision. During the investigation period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analyses, arranges construction financing and completes its marketing feasibility studies. As a result, the Company is generally able to begin development activities soon after closing the land purchase.

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

Summary of Residential Projects

     The following information concerns the projects currently being developed as of September 30, 1999:

Current Projects Under Construction                            Homes
                                                             Delivered                     Range of Base
                                                    Number     Since       Lot      Year    Home Prices
Name                                Location       Of Homes  Inception  Inventory  Opened      (000s)
----                                --------       --------  ---------  ---------  ------      ------
Malibu Bay                      Broward County         500       266       234      1997     $ 86 - 107
Harmony Lakes                   Broward County         407       360        47      1995     $120 - 176
Hammocks                        Broward County         151       151         0      1995     $120 - 144
Tesoro at Forest Lakes          Miami-Dade County      251       217        34      1996     $107 - 130
Serena Lakes II                 Miami-Dade County      376       376         0      1993     $ 86 - 107
Lago Del Sol                    Miami-Dade County      284       167       117      1997     $ 84 -  87
Fiesta                          Miami-Dade County       70        32        38      1998     $100 - 130
Los Castillos at Windsor Palms  Broward County         102        21        81      1998     $210 - 260
Las Costa/Savannah              Miami-Dade County      332        36       296      1997     $108 - 227
Dimensions                      Miami-Dade County       88         0        88      1998     $124 - 148
                                                 --------------------------------
          Total                                      2,561     1,626       935
                                                 ================================

     Current Projects Under Construction                            Homes
                                                        Planned   Delivered   Planned           Range of Base
                                                         Number     Since       Lot      Year    Home Prices
     Name                            Location           Of Homes  Inception  Inventory  Opened      (000s)
     ----                            --------           --------  ---------  ---------  ------      ------
     Century Park at Flagler         Miami-Dade County     766        0         766      2000      $100 - 150

Descriptions of the Company's projects follow:

     Malibu Bay. Located in Pembroke Pines, Broward County, Florida, this townhome community of 500 lots is offered to the first time homebuyer. Community amenities include a clubhouse and recreation facility, pool/sun deck, tennis courts and basketball court. The townhomes range from 1,083 to 1,385 square feet and are priced from $85,990 to $107,490.

     Harmony Lakes. Located in the Town of Davie, in Broward County, Florida, this community has 236 single-family homes targeted to first-time move-up buyers and 171 townhomes targeted to entry-level buyers, retirees and first-time move-up buyers as well. The community contains a recreation facility complete with community pool. The single-family homes range from 1,870 to 2,750 square feet and are priced from $151,990 to $179,990. The townhomes range from 1,834 to 2,121 square feet and are priced from $115,990 to $124,990.

     Hammocks. Located in the City of Deerfield Beach, in Broward County, Florida, includes 151 single-family homes. This lakeside community targets both the entry-level buyer and the first-time move-up buyer. This community is sold out.

     Serena Lakes II. Located in Southwest Miami-Dade County, Florida, this townhome community was offered to first time homebuyers. This lakeside community has been completely sold-out.

     Tesoro at Forest Lakes. Located in West Kendall, Miami-Dade County Florida, this townhome/villa community of 251 lots is located in the master planned community of Forest Lakes. Tesoro at Forest Lakes targets the entry-level homebuyer. The townhome/villas range from 1,423 to 1,850 square feet and are priced from $112,990 to $130,990.

     Lago del Sol. Located in Southwest Miami-Dade County, Florida, this townhome community of 284 lots is offered to first time homebuyers. Community amenities include a cabana, pool and sun deck. The townhomes range from 1,262 to 1,358 square feet and are priced from $88,490 to $91,990.

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

Las Costas/Savannah. Located in Northwest Miami-Dade County, Florida, this community consists of 40 single-family homes, 173 attached single-family homes and 119 condo-villas. Centrally located within the Doral area, the community targets entry-level homebuyers as well as first time move-up buyers. The single-family homes range from 2,420 to 3,245 square feet and are priced from $197,900 to $226,900. The attached single-family homes range from 1,550 to 2,150 square feet and are priced from $143,900 to $161,900. The condo-villas range from 1,170 to 1,800 square feet and are priced from $107,900 to $130,900.

Dimensions. Located in Northwest Miami-Dade County Florida, within the Doral location. The community consists of 88 townhomes. The community is targeted to first-time homebuyers and retirees. The homes range from 1,332 to 1,778 square feet and are priced from $123,900 to $147,900.

Century Park at Flagler. Centrally located in Southwest Miami-Dade, this community consists of approximately 48 acres of undeveloped real estate. The community is currently being developed and it is planned to consist of 74 townhomes and 692 condo-villas.

Construction

     The Company, directly or indirectly through affiliates, acts as the general contractor for the construction of its residential developments. The general contractor's functions include monitoring the construction of each project (including monitoring compliance with zoning and building codes), participating in all significant design and building decisions, coordinating the activities of subcontractors and suppliers and controlling the quality and cost of the work. Subcontractors and material suppliers typically are retained after competitive bidding at a fixed price for a specific project, and the Company does not have any long-term contracts with any of its subcontractors. The Company generally requires that its subcontractors agree to its standard terms regarding matters such as frequency of payments, standards of work and materials and maintenance of insurance. The Company generally utilizes more than one subcontractor for each type of work to minimize increased costs and delays that might result if one of its subcontractors experiences financial or other difficulties.

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

     The Company does not maintain significant inventories of construction materials except for materials for homes under construction and a limited amount of other materials. Generally, the construction materials used in the Company's operations are readily available from numerous sources, including affiliates of the Company, but prices can fluctuate due to various factors, including increased demand or supply shortages. Whenever possible, the Company negotiates agreements for price and volume discounts with national, regional or local suppliers of materials, which either the Company or its subcontractors will purchase. In addition, in the event any raw materials are acquired from affiliates of the Company, the Company believes that such procurement of raw materials is on terms no less favorable than available through third parties. The Company does not have any long-term contractual commitments with suppliers of building materials. The Company may from time to time experience industry-wide shortages of certain raw materials, and as a result, prices of materials can fluctuate significantly. In addition, stringent building codes, which were adopted in Miami-Dade County and Broward County, have increased costs of homes. The Company generally has been able to pass along cost increases to the prospective buyers, but there is no assurance that increased costs will not have a material adverse effect on the Company's operations.

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

     Each model complex typically consists of three to five models. Most models are fully merchandised to accentuate the design and size of the home. The merchandising is based upon the demographics and lifestyles of the target buyer. Upgrades in many of the Company's current homes include ceramic tiles, oversized kitchens and a separate shower and roman tub in master baths, Spanish tile roofs, brick paved driveways and walkways, security systems, and an upgraded designer appliance package. Each project's sales center typically contains graphic displays of the floor plans and a community site plan, as well as information on the history of the Company.

     The Company's advertising program encompasses various media. Signage is a primary medium, which is implemented when land is acquired. Upon the completion of the models, a full advertising campaign typically begins using newspaper, radio and direct mail. In addition, the Company provides incentives to independent real estate brokers as a means of ensuring broker participation.

     The volume and timing of the Company's home sales are substantially affected by the opening of new residential developments. Generally, a residential development will generate a high sales volume in the early period of its existence (due primarily to the wide choice of available lots), with sales activity decreasing as the project matures. In addition, the Company's ability to sell its homes is dependent, in large part, upon the ability of its buyers to obtain financing. The Company does not finance the purchase of homes in its communities but rather refers customers to a variety of mortgage lenders for their financing needs. The Company has experienced significant variability in sales on a quarterly basis as a result of, among other things, the timing of home closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors and changes in the costs of materials and labor.

     Through its relationships with mortgage companies, the Company monitors the availability of governmental programs offering low interest mortgage financing to prospective homebuyers as a means to market and increase the Company's demand for its homes. When programs become available, the Company reviews the terms of the program and the requisite commitment fee to determine whether it will submit a bid for the Company to obtain low interest financing for qualified homebuyers.

     The Company's home closings are also dependent on the availability of homeowner's insurance. Primarily as a result of Hurricane Andrew, there is a widespread shortage of available private insurance for homeowners in the State of Florida. The State of Florida has created a joint underwriting association to provide insurance coverage to homeowners who cannot obtain private insurance; however, such State provided insurance affords homeowners less protection than is typically provided by private insurance carriers at greater costs and may not be purchased during periods in which there is an active tropical storm, which could threaten the State.

Customer Service and Quality Control

     The Company's customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. The participation of customer service personnel, in management's opinion, reduces post-closing repair costs, fosters the Company's reputation for quality and service and leads to repeat and referral business. The Company provides homebuyers with a limited warranty program which, in general, provides home buyers with at least a one-year warranty on workmanship and building materials through the Bonded Builders Home Warranty program, a privately insured program that establishes standards for the acceptable condition of a home and resolution of disputes. Historically, the Company has not incurred any material costs relating to warranty claims or defects in construction.

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

     Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of the substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell, rent or develop a property, or to borrow using a property as collateral may be adversely affected by the presence of the substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company, has not incurred any significant costs of removal or remediation of such hazardous toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any environmental conditions at any of the projects under construction or development.

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

Competition

     The homebuilding industry is highly competitive and fragmented. The Company competes on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small builders, including some builders with nationwide operations and greater financial, marketing, sales and other resources. At times competitors may offer homes at discounted prices for financial reasons. The Company also competes for residential sales with individual resale of existing homes and condominiums, including sales of homes at deeply discounted prices by lenders, banks and other similar institutions.

     The Company also competes with other homebuilders for the acquisition of lots. Competition for available lots varies from market to market depending on supply and is based primarily on price, reputation and ability to build, market and sell homes.

Warranties, Bonds and Other Obligations

     The Company is often required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in favor of governmental authorities and others. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At September 30, 1999, the Company had approximately $645,000 in letters of credit and performance bonds outstanding in connection with its development and construction activities.

     The Company generally provides homebuyers with at least a one-year warranty on workmanship and building materials and, in certain instances such as when financing is provided through a government loan or where city codes require, a ten-year structural warranty. The cost of providing extended warranties and warranty services was not material during the fiscal year ended September 30, 1999. The subcontractors who perform most of the actual construction in turn provide warranties of workmanship to the Company typically of one year in duration following completion of their work and perform substantially all of the warranty work at no cost to the Company. The Company has not sustained any material claims for warranty services under its ten-year structural warranty program.

     The Company also has obligations to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots, which have not been closed in such developments. To date, the Company has incurred minimal costs to subsidize homeowner's associations, as such associations revenues have been adequate to cover their operating costs.

Employees

     At September 30, 1999, the Company employed approximately 70 full-time employees. Of the total number of employees approximately 35 worked in construction, 20 worked in sales and marketing and 15 were employed in administration. None of the Company's employees are represented by unions. Management considers its employees relations to be good.

Directors and Executive Officers of the Registrant

     The following table sets forth information, with respect to each person who is currently an executive officer or director of the Company, as indicated below.

NAME                           AGE                   POSITION

Sergio Pino                    43     Chairman of the Board, President and Chief
                                       Executive Officer
Emiliano de la Fuente, Jr.     51     Vice President of Finance and Chief
                                       Financial Officer
Luis P. Rabell                 56     Vice President of Operations
Armando J. Guerra              48     Director
Jose Cancela                   42     Director
Harry Weitzer                  58     Director
Michael Ambrosio               52     Director
Lawrence Hellring              52     Director

     Sergio Pino, age 43, has served as Chairman of the Board, President and Chief Executive Officer of the Company since August 1999. Mr. Pino, since its formation in January 1997, has also served as President and Chief Executive Officer of Century Partners Group, Ltd., a company engaged in the business of real estate development in South Florida and the Company's principal shareholder. Mr. Pino also founded Century Plumbing Wholesale, Inc. in November 1997 and served as President of the Latin Builders Association (1989-1992), as a Director of Union Planters Bank (1998-present) and is a member of the Greater Miami Chamber of Commerce and C.A.M.A.C.O.L., the Latin Chamber of Commerce.

     Emiliano de la Fuente, Jr., age 51, has served as Vice President of Finance and Chief Financial Officer of the Company since August 1999. Mr. de la Fuente has also serves as Chief Financial Officer of Century Partners Group, Ltd., the Company's principal investor, since May 1998. Prior to joining Century Partners Group, Mr. de la Fuente served as Chief Financial Officer of a Miami real estate and asset management group. Mr. de la Fuente has over 15 years experience in the real estate industry as well as over 10 years experience with publicly held companies. Mr. de la Fuente has degrees in Accounting and Personnel Management from the University of Miami. He is a Florida CPA.

     Luis P. Rabell, age 56, has served as Vice President of Operations of the Company since August 1999. Prior to Joining the Company, Mr. Rabell served as executive vice president of Landstar Homes' South Florida Division from August 1998 to August 1999. Before that, he served as Chief Operating Officer and Chief Financial Officer of The Adler Companies. Mr. Rabell has over 25 years experience in the real estate industry. Mr. Rabell is a licensed general contractor and real estate broker.

     Armando J. Guerra, age 48, has served as a member of the Company's Board of Directors from August 1999 until the present. Mr. Guerra has and continues to serve as President of Sedano's Pharmacy and Discount Stores, Inc., which he founded in May 1977 and currently operates as a 13 unit chain of pharmacies in South Florida. Mr. Guerra is also Vice President of Sedano's Supermarkets, Inc., a 27 unit chain of retail food markets, and has served in such capacity since 1977. Mr. Guerra is an honorary director of the Latin Builders Association and a director of the regional Board of Union Planters Bank. Mr. Guerra also serves as a director of the American Red Cross blood services.

     Jose Cancela, age 42, has served as a member of the Company's Board of Directors from August 1999 until the present. Mr. Cancela has served as President of Radio Unica Corp. since July 1998 and oversees the day-to-day operations of Radio Unica Network, a Spanish-language radio network. Mr. Cancela also served as Executive Vice President of Telemundo, a Spanish-language television network from 1992 to 1998. Mr. Cancela has more than 20 years of media industry experience, including 13 years with Univision, also a television network. Mr. Cancela is the current Chairman of the Greater Miami Chamber of Commerce and is Chairman of the Advisory Board of First Union Bank of Miami-Dade and Monroe Counties. Mr. Cancela also served as Chairman of the Public Health Trust of Jackson Memorial Hospital from 1990 to 1992.

     Harry Weitzer, age 58, has served as Director of the Company since its formation in June 1994. Mr. Weitzer had served as Chairman of the Board and Chief Executive Officer of the Company from its formation in June 1994 until August 1999.

     Michael Ambrosio, age 52, has served as a Director of the Company since May 1996. Mr. Ambrosio is vice president of Simkins Industries, Inc. and Executive Vice President of Westfield Financial Corp., the real estate investment division of Simkins Industries, Inc., with whom he has been associated for the past six years.

     Lawrence Hellring, age 52, has served as a Director of the Company since March 1996. Mr. Hellring is President and owner of Superior Windows Corp. Mr. Hellring has been associated with Superior Windows Corp., a privately held manufacturing company for the past eleven years.

ITEM 2.   PROPERTIES

     The corporate headquarters of the Company is located at 7270 N.W. 12th Street, Suite 410, Miami, Florida, which is also the principal operation facility for its construction operations. The Company is currently developing several residential projects. See Part I, Item 1. Business - Summary of Residential Projects for a listing and descriptions of the Company's projects.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been involved from time to time in litigation arising in the ordinary course of business. The Company is not currently a party to any litigation that the Company believes could have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     The Company's Class A Common Stock has been trading on the over-the-counter Bulletin Board ("OTC-BB") since June 9, 1998 under the symbol "WTZRA". The Company's Class A Common Stock had been traded on Nasdaq from April 26, 1995 to June 8, 1998. Prior to that time, there was no public market for the Class A Common Stock. There is no established public trading market for the Company's Class B Common Stock. The following sets forth the range of high and low bid prices for the Class A Common Stock, as reported on the OTC-BB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.


                             Class A Common Stock
                             --------------------

          Quarterly Period Ended              High Bid   Low Bid
          ----------------------              --------   -------

          September 30, 1999                   $2.625     $1.438
          June 30, 1999                         2.813      1.250
          March 31, 1999                        1.563      0.300
          December 31, 1998                     0.560      0.220

          September 30, 1998                    0.438      0.406
          June 30, 1998                         0.594      0.438
          March 31, 1998                        0.938      0.906
          December 31, 1997                     0.875      0.719

     As of January 28, 2000, there were approximately 59 holders of record of the Company's Class A Common Stock. This number does not include approximately 1,000 beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

     Pursuant to the Company's Articles of Incorporation, prior to the Earnings Achievement Date (as hereinafter defined), the holders of the Common Stock are entitled to receive, if, when and as declared by the Board of Directors of the Company to the extent funds are legally available, dividends at the rate of (i) $.325 per share per annum, with respect to the Class A Common Stock, and (ii) $.001 per share per annum, with respect to the Class B Common Stock, payable quarterly on the fifteenth day of February, May, August and November of each year. For periods following the Earnings Achievement Date, holders of the Class A Common

Stock and the Class B Common Stock are entitled to receive such dividends, in equal amounts per share, as may be declared from time to time by the Board of Directors out of funds legally available.

     The "Earnings Achievement Date" is a date which is 10 business days following the filing by the Company with the Securities and Exchange Commission of the first Form 10-Q or Form 10-K, as the case may be (the "SEC Report"), which reflects that, as of the last day of the period to which such SEC Report relates, the Company has had an aggregate of $7,500,000 of Operating Income earned since April 1, 1995 (the "Earnings Achievement"). "Operating Income" of the Company for any fiscal period means the Consolidated Net Income for such period, (x) increased or decreased by all income tax expense or benefit for such period, and (y) decreased by all dividends paid or accrued during such period. "Consolidated Net Income" of the Company for any period means the consolidated income or loss of the Company and its subsidiaries as set forth on the Company's consolidated statement of income for any such fiscal period and as determined in accordance with generally accepted accounting principles consistently applied, provided that (i) the results of operations of any person acquired in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded, and (ii) (a) any gains or losses from assets sales or reserves related thereto (other than a disposition of housing inventory in the ordinary course of business), (b) any gains or losses upon the extinguishments of indebtedness and any extraordinary gains or losses, shall be excluded. No later than (i) 45 days after the end of the Company's fiscal quarter which is not the year-end or (ii) 90 days after the fiscal year-end, as the case may be, the Chief Financial Officer of the Company shall determine if the Earnings Achievement has occurred.

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

ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company's relevant periods. As a result of the change in control of the Company, a new basis of accounting (purchase accounting basis) was established for the Company, effective September 30, 1999. Accordingly, to the extent of the change in ownership, the assets and liabilities of the Company were adjusted to fair value, capital was adjusted to reflect Century's purchase price for its ownership interest and the difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill. Financial information for periods prior to the change in control are reflected at their historical amounts as previously reported by the Company.

     The table treats the 1995 Weitzer Entities Exchange on a basis similar to a pooling of interests, which has the effect of combining all companies as if the combination had been effective for the periods presented. Prior to May 1995, the Company conducted substantially all of its operations through the Weitzer Homebuilding Partnerships. During that time, the Company used the equity method to account for its investment in the Weitzer Homebuilding Partnerships and, accordingly, the selected consolidated financial data of the Company during this time do not include the revenues, assets or equity of the Weitzer Homebuilding Partnerships. Subsequent to May 1995, the Company consolidated the operations of the Weitzer Homebuilding Partnerships with the financial statements of the Company. The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere herein. The selected consolidated financial data of the Company for the five fiscal years ended September 30, 1999 have been derived from the Company's audited consolidated financial statements.

Selected Financial Information for the Company

INCOME STATEMENT DATA:                                      YEARS ENDED SEPTEMBER 30,
                                      1995            1996            1997            1998          1999(2)
                                      ----            ----            ----            ----          ----
Sales of homes                    $ 13,450,684    $ 37,391,780    $ 55,419,763    $ 50,599,859    $ 53,701,005
Equity in earnings of 50%                   (1)
 owned affiliated partnership          686,711               -               -               -               -

Net income (loss)                        68814      (2,962,046)     (3,168,279)       (784,858)     (2,258,925)
Net income (loss) per share       $       0.03    $      (0.81)   $      (0.82)   $      (0.19)   $      (0.29)
Average number of shares
 outstanding                         2,277,950       3,649,204       3,860,254       4,158,688       7,921,675

Dividends declared per share      $       0.08    $       0.24    $          -    $          -    $          -

BALANCE SHEET DATA:                                         AS OF SEPTEMBER 30,
                                      1995            1996            1997            1998          1999(2)
                                      ----            ----            ----            ----          ----
Land and construction-in
 progress                         $ 30,167,295    $ 31,505,383    $ 39,181,888    $ 40,023,538    $ 64,632,674
Total assets                        36,922,360      39,673,788      41,446,861      43,100,283      77,708,982
Total liabilities                   26,887,489      32,379,779      37,321,131      38,759,411      47,591,302
Shareholders' equity                10,054,871       7,294,009       4,125,730       4,340,872      30,117,680

Selected Combined Financial Information of the Company and the Weitzer Homebuilding Partnerships

          September 30, 1995  (unaudited)
---------------------------------------------------
 INCOME STATEMENT DATA:

 Sales of homes                         $37,669,019
 Cost of homes sold                      31,876,433
 Other costs and expenses                 3,531,052
 Net income                               2,261,534


(1) Equity in earnings of 50%-owned affiliated partnerships represents the Company's share of the income of the Weitzer Homebuilding Partnerships. Each partnership's income was allocated to the partners first as a preferred return on partners' capital, with the balance of income shared equally; all losses were shared equally. Selected combined financial information of the Weitzer Homebuilding Partnerships is set forth below.
(2) During September 1999, Century acquired an aggregate 22,123,893 shares of Class A Common Stock of the Company. As consideration for the exercise of the shares, Century conveyed to the Company $2,404,355 in cash and cash equivalents and net assets of $16,846,619. The assets and liabilities conveyed were recorded by the Company at historical carrying value because Century and the Company were entities under common control at the exercise date. On an audited proforma basis, revenues for the year ended September 30, 1999 would have increased by $10,077,756, the net loss would have decreased by $517,707, and the proforma loss per share would have decreased to $0.22 per share, had the exercise of options occurred on October 1, 1998. The operations of the conveyed partnerships for the year ended September 30, 1998 were not significant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, certain statements made in this Form 10-K may constitute forward looking statements and quotes; within the meaning of the Securities Act of 1933, as amended as the Securities Exchange Act of 1934. These statements may involve risks and uncertainties, including, but not limited to, economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices and other factors discussed in the Company's other filings with the Securities and Exchange Commission. The following discussion and analysis should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

Results of Operations

General
-------

     Backlog and Available Lots for Sale or Under Option or Contract. The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contract and includes homes under construction, as well as homes that have been sold but not started. At September 30, 1999, approximately 70% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. The lots under development reflect lots in projects that are currently being developed or that are planned for future development. The lots under option or contract reflect the lots as to which the Company has an option or contract to acquire, but whose acquisition has not closed. There can be no assurances that settlements of homes subject to sales contract will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. The Company estimates that the cancellation rate on homes for which a sales contract was signed for the fiscal year ended September 30, 1999 was approximately 15%.

Backlog of Homes, Available Lots for Sale and Available Lots Under Option or
----------------------------------------------------------------------------
Contract
--------

                                                           September 30,
                                                       1999             1998
                                                 -------------------------------
Number of homes in backlog                                  451              237
Aggregate sales value of homes in backlog           $59,317,000      $30,652,000
Lots for sale                                               935              743
Lots under development                                      766                0
Lots under option or contract                               694                0

Comparison of the Years Ended September 30, 1999 and 1998
---------------------------------------------------------

     Revenues from home sales increased 6% from approximately $50.6 million for the year ended September 30, 1998 to approximately $53.7 million for the year ended September 30, 1999. This change is attributable to an increase in the average selling price of homes delivered, from approximately $115,000 for the year ended September 30, 1998 to approximately $125,000 for the year ended September 30, 1999. The total number of homes delivered decreased from 440 to 429.

     Cost of homes sold increased from approximately $44.5 million for the year ended September 30, 1998 to approximately $49.2 million for the year ended September 30, 1999. This change is primarily attributable to an increase in the average cost of homes sold. Cost of homes sold, as a percentage of homes sales, increased from 87.8% for the year ended September 30, 1998 to 91.6% for the year ended September 30, 1999. The 3.8% increase of cost of homes sold, as a percentage of sales is primarily attributable to the inclusion of approximately $883,000 of impairment charges in the cost of homes sold for the year ended September 30, 1999. The impairment charges incurred related to the Company's assessment of the recoverability of certain long-lived assets.

     Selling, general and administrative ("SG&A") expenses decreased from approximately $6.5 million for the year ended September 30, 1998 to approximately $5.9 million for the year ended September 30, 1999. SG&A expenses, as a percentage of total revenues, decreased from 12.7% for the year ended September 30, 1998 to 10.8% for the year ended September 30, 1999. The decrease is primarily a result of Management's cost control initiatives.

     Depreciation and amortization expenses increased from approximately $776,000 for the year ended September 30, 1998 to approximately $1.4 million for the year ended September 30, 1999. The increase is primarily attributable to the acceleration in the amortization of certain capitalized loan fees, which amounted to approximately $400,000, as discussed in Note 6 to the consolidated financial statements in Item 8 of this Form 10-K.

Comparison of the Years Ended September 30, 1998 and 1997
---------------------------------------------------------

     Revenues from home sales decreased 9% from approximately $55.4 million for the year ended September 30, 1997 to approximately $50.6 million for the year ended September 30, 1998. This change is attributable to a decrease in the number of homes delivered, from 484 to 440. The average selling price of homes delivered in fiscal 1998 of approximately $115,000 was equivalent to the average selling price in fiscal 1997.

     Cost of homes sold decreased from approximately $51.7 million for the year ended September 30, 1997 to approximately $44.5 million for the year ended September 30, 1998, primarily as a result of the decrease in the number of homes delivered. Cost of homes sold, as a percentage of homes sales, decreased from 93.4% for the year ended September 30, 1997 to 87.8% for the year ended September 30, 1998. The 5.6% decrease of cost of homes sold, as a percentage of sales is primarily attributable to the inclusion of $2,652,000 of impairment charges in the cost of homes sold for the year ended September 30, 1997. The impairment charges incurred related to the Company's assessment of the recoverability of certain project costs.

     Selling, general and administrative ("SG&A") expenses increased from approximately $6.2 million for the year ended September 30, 1997 to approximately $6.5 million for the year ended September 30, 1998. SG&A expenses, as a percentage of total revenues, increased from 11.1% for the year ended September 30, 1997 to 12.7% for the year ended September 30, 1998. The increase is primarily a result of additional loan fees incurred pursuant to a loan agreement. Such additional loan fees have been eliminated for future periods due to the refinancing of the related loans.

     Depreciation and amortization expenses increased from approximately $592,000 for the year ended September 30, 1997 to approximately $776,000 for the year ended September 30, 1998. The increase is attributable to the depreciation on model furnishings purchased during the year ended September 30, 1998.

Liquidity and Capital Resources

     As is typical in the homebuilding industry, the Company will require both short-term and long-term financing. Such needs will depend upon the Company's construction volume, asset turnover and land acquisitions to conduct its principal operations. The Company's most significant sources of funds are proceeds realized from home closings; proceeds from acquisition, development and construction financing provided by financial institutions or other lenders; and seller financing for land purchases. The Company will continue seeking to procure additional outside financing in both the short-and long-term, as more fully described below, for its future projects and on-going capital requirements. There can be no assurance that the Company can obtain such additional financing.

     On June 30, 1999, the Company obtained an increase of $1.8 million on its land and construction loans with Ohio Savings Bank. The terms of the increase did not affect changes to the existing loan terms. On August 2, 1999, Chai Capital Ltd. ("Chai") converted an aggregate of $4,000,000 in convertible subordinated debentures, principal amount then outstanding, into 7,142,857 shares of the Company's Class A Common Stock. On August 2,

1999, Century purchased an aggregate of 8,855,000 shares of the Company's Class A and Class B Common Stock directly from Chai for $10,000,000.

     In addition, on August 2, 1999, Century acquired options with an exercise price of $1.13 per share to purchase an aggregate 22,123,893 shares of the Company's Class A Common Stock (the "Options") directly from the Company in consideration for $1,130,998.

     The transactions with Chai and Century required the consents of certain lenders. In connection with the granting of such consents, payments on certain acquisition, development and construction loans payable were accelerated and are payable by January 2000.

     Pursuant to the Company's Articles of Incorporation, the holders of Common Stock are entitled to receive, if, when and as declared by the Board of Directors of the Company, to the extent funds are legally available therefore, dividends at the rate of $0.325 per share per annum, with respect to the Class A Common Stock, and $0.001 per share per annum, with respect to the Class B Common Stock. The Company's Board of Directors had determined that it is in the best interests of the Company and its shareholders to retain all earnings and to forego the cash dividend payments on its outstanding shares of Class A and Class B Common Stock since August 1996. The Company's determination to forego such payments was based in part, on the Board of Directors' continued determination that such cash was necessary to maintain the Company's then current level of operations and, would be better used to facilitate the Company's growth. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company will accrue such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. The Company will continue to evaluate future cash dividend payments depending upon then current business conditions, opportunities for growth and on the then current financial condition of the Company. Accordingly, no assurance can be given as to when the Company plans on resuming, if at all, the declaration of such cash dividends and/or the payment of such cash dividends (see "Dividends"). As of September 30, 1999, cumulative unpaid dividends in arrears amounted to $4.0 million. The Company will accrue such dividends on its financial statements only if and when declared by the Company's Board of Directors.

     At September 30, 1999, the Company had borrowings from banks and third parties aggregating approximately $42.1 million. Scheduled and estimated maturities of the Company's borrowings for the years ended September 30, 2000, 2001 and 2002 are expected to be approximately $22.4 million, $11.2 million and $8.5 million, respectively. The Company anticipates that within the next twelve months it will fund, in part, its debt payments and required expenditures relating to its existing communities, including certain development costs, primarily with cash flow from home sales and construction/development financing. To the extent cash flow from operations is not sufficient to satisfy such obligations or maintain its current level of operations based on its current volume of home sales at such time, the Company will attempt to procure additional equity or debt financing; although, no assurance can be given that such financing can be obtained on terms deemed favorable to the Company. To the extent the Company is unable to procure such financing on terms deemed favorable to the Company, the Company may be forced to curtail its then current level of operations.

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

     The Company's loan agreements require the Company to maintain certain financial ratios. In order to satisfy certain of these covenants for fiscal 1998, the Company obtained a modification of the loan agreement covenants and a waiver of compliance from the relevant lending institution. At September 30, 1999, the Company was in compliance with its loan covenants, as modified.

     Cash Flows. During the year ended September 30, 1999, the Company had approximately $4.4 million of net cash provided from operating activities, primarily resulting from a decrease in construction in progress resulting from the sale of homes. The Company had cash used in investing activities during the fiscal year ended September 30, 1999, mainly related to deposits on future projects, which to date have required investments of approximately $200,000. The Company had cash used in financing activities during the fiscal year ended September 30, 1999 of $2.2 million. Based on the timing of construction loan draws and the repayment of outstanding construction loans on sold homes during the fiscal year, the Company reduced its net construction financing by approximately $5.7 million. The Company consummated a transaction with Century, in which options to issue 22,123,893 shares of the Company's Class A Common Stock were issued in exchange for $1.1 million. The options were exercised in exchange for cash, cash equivalents, Century's interest in five limited partnerships and certain other assets.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 1999, the Company was not invested in any markets risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Accountants

Consolidated Balance Sheets at September 30, 1999 (purchase accounting basis) and 1998 (predecessor basis)

Consolidated Statements of Operations for the Years Ended September 30, 1999, 1998 and 1997 (predecessor basis)

Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1999, 1998 and 1997 (predecessor basis)

Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997 (predecessor basis)

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Weitzer Homebuilders Incorporated:

We have audited the accompanying consolidated balance sheet (purchase accounting basis) of Weitzer Homebuilders Incorporated and Subsidiaries (the "Company") as of September 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows (predecessor basis) for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1999, and the results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


DELOITTE & TOUCHE LLP

Miami, Florida
January 26, 2000

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

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida
November 25,1998

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Weitzer Homebuilders Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheet of Weitzer Homebuilders Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. The Company has bonds payable in the amount of $3.75 million, which have a scheduled maturity in June 1998. Management's plans to restructure or refinance the bonds payable are also discussed in the notes to the 1997 financial statements (not presented separately herein). If the Company is unable to achieve any of the alternatives discussed in the notes to the 1997 financial statements (not presented separately herein), there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

PricewaterhouseCoopers LLP
Miami, Florida
December 12, 1997

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARES
                          CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1999 (purchase accounting basis) AND
                    SEPTEMBER 30, 1998 (predecessor basis)

  ASSETS                                                             1999                1998
  ------                                                             ----                ----
Cash                                                            $   2,395,002       $     482,879
Land and land development costs                                    39,327,397          22,773,115
Construction-in-progress                                           25,305,277          17,250,423
Model furnishings                                                     290,023             695,031
Deferred loan costs                                                   281,935             690,352
Goodwill                                                            5,799,942                   -
Investments in unconsolidated partnerships                          1,463,391                   -
Other assets                                                        2,846,015           1,208,483
                                                               -----------------------------------
                                                                $  77,708,982       $  43,100,283
                                                               ===================================
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

Customer deposits                                               $   2,253,529       $   1,334,428
Accounts payable and accrued liabilities                            3,250,605           5,189,413
Acquisition, development, and construction loans payable           41,377,879          27,814,542
14% convertible subordinated debentures                                     -           4,000,000
Notes and loans payable                                               709,289             421,028
                                                               -----------------------------------
                                                                   47,591,302          38,759,411
                                                               -----------------------------------

Commitments and contingencies (Note 12)

Shareholders' equity:
 Preferred Stock, $.01 par, 5,000,000 shares authorized,
  none issued                                                               -                   -
  Class A Common Stock, $.01 par, 40,000,000 shares
  authorized, 33,412,718 and 4,145,968 shares issued and
  outstanding in 1999 and 1998                                        334,128              41,460
 Class B Common Stock, $.01 par, 1,500,000 shares
  authorized, issued and outstanding                                   15,000              15,000
 Additional paid-in capital                                        29,768,552          11,313,093
 Accumulated deficit                                                        -          (7,028,681)
                                                               -----------------------------------
                                                                   30,117,680           4,340,872
                                                               -----------------------------------
                                                                $  77,708,982       $  43,100,283
                                                               ===================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                              (predecessor basis)


                                                      1999           1998           1997
                                                      ----           ----           ----
Revenues:
  Sales of homes                                  $ 53,701,005   $ 50,599,859   $ 55,419,763
  Interest income                                       39,657        125,122        159,142
  Other income                                         462,367        235,285        285,313
                                                 --------------------------------------------
                                                    54,203,029     50,960,266     55,864,218
                                                 --------------------------------------------

Operating costs and expenses:
  Costs of homes sold                               49,179,140     44,451,097     51,743,605
  Selling expenses                                   3,924,266      4,352,620      4,349,641
  General and administrative expenses                1,949,314      2,107,037      1,825,403
  Depreciation and amortization                      1,385,737        776,432        591,866
  Goodwill write-off                                         -              -        331,570
  Discontinued land acquisition expense                      -              -         92,215
  Interest expense                                      23,497         57,938         98,197
                                                 --------------------------------------------
                                                    56,461,954     51,745,124     59,032,497
                                                 --------------------------------------------

Net loss                                          $ (2,258,925)  $   (784,858)  $ (3,168,279)
                                                 ============================================

Basic and fully diluted loss per common share     $      (0.29)  $      (0.19)  $      (0.82)
                                                 ============================================

Weighted average number of common shares
 outstanding                                         7,921,675      4,158,688      3,860,254
                                                 ============================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                  Class A Common Stock   Class B Common Stock   Additional
                                  ---------------------  --------------------
                                  Number                 Number                 Paid-in       Accumulated
                                  Of shares    Amount    of shares    Amount    Capital         Deficit      Total
                                --------------------------------------------------------------------------------------
Balance at September 30, 1996
 (predecessor basis)               2,360,254     23,603   1,500,000    15,000   10,330,950    (3,075,544)    7,294,009

Net loss                                   -          -           -         -            -    (3,168,279)   (3,168,279)
                                  ----------   --------   ---------   -------  -----------   -----------   -----------
Balance at September 30, 1997
 (predecessor basis)               2,360,254     23,603   1,500,000    15,000   10,330,950    (6,243,823)    4,125,730

Proceeds from issuance of
 common stock at $.56 per share    1,785,714     17,857           -         -      982,143             -     1,000,000
Net loss                                   -          -           -         -            -      (784,858)     (784,858)
                                  ----------   --------   ---------   -------  -----------   -----------   -----------
Balance at September 30, 1998
 (predecessor basis)               4,145,968   $ 41,460   1,500,000   $15,000  $11,313,093   $(7,028,681)  $ 4,340,872
                                  ----------   --------   ---------   -------  -----------   -----------   -----------
Conversion of $4,000,000
 subordinated debentures           7,142,857     71,429           -         -    3,928,571             -     4,000,000

Proceeds from the issuance of
 options to purchase 22,123,893
 shares of common stock at
 $1.13 per share                           -          -           -         -    1,130,998             -     1,130,998

Issuance of 22,123,893 shares
 of common stock at $1.13 per
 share in exchange for cash,
 cash equivalents, partnership
 interests and certain other
 assets                           22,123,893    221,239           -         -   16,631,454             -    16,852,693

Purchase accounting basis
 adjustment resulting from the
 change in control transaction             -          -           -         -   (3,235,564)    9,287,606     6,052,042

Net loss                                   -          -           -         -            -    (2,258,925)   (2,258,925)
                                  ----------   --------   ---------   -------  -----------   -----------   -----------
Balance at September 30, 1999
 (purchase accounting basis)      33,412,718   $334,128   1,500,000   $15,000  $29,768,552   $         -   $30,117,680
                                  ==========   ========   =========   =======  ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

              WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                      1999               1998               1997
                                                                 ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (2,258,925)      $   (784,858)     $ (3,168,279)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation, amortization and other non cash charges               1,385,737            776,432           821,341
   Non cash charge for impairment of long lived assets                   883,150                  -         2,652,000
Changes in assets and liabilities:
   Restricted escrow funds                                                     -             82,105           206,767
   Land, land development costs, and construction-in-progress          6,861,719           (841,605)      (10,328,505)
   Other assets                                                         (528,738)           (44,829)           57,175
   Customer deposits                                                     338,666            160,686          (492,379)
   Accounts payable and accrued liabilities                           (2,319,411)         2,182,773           431,325
                                                                 ------------------------------------------------------
                                                                       6,621,123          2,315,562        (6,652,276)
                                                                 ------------------------------------------------------
Net cash provided by (used in) operating activities                    4,362,198          1,530,704        (9,820,555)
                                                                 ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (21,077)            (1,404)         (148,780)
   Proceeds from sale (purchase of) model furnishings                    (60,754)          (586,236)          359,128
   Deposits on future projects                                          (165,504)                 -         1,945,277
                                                                 ------------------------------------------------------
   Net cash provided by (used in) investing activities                  (247,335)          (587,640)        2,155,625
                                                                 ------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Acquisition, development, and construction loan borrowings         33,242,158         54,595,585        47,399,418
   Payments on acquisition, development, and construction loans      (38,982,580)       (55,951,556)      (41,393,413)
   Proceeds from (repayments of) 10% bonds payable                             -         (3,750,000)          309,693
   Payments on 5% debentures                                                   -                  -        (1,185,000)
   Deferred loan cost payments                                          (185,932)          (722,873)                -
   Proceeds from issuance of stock options                             1,130,998                  -                 -
   Proceeds from issuance of common stock                              2,404,355          1,000,000                 -
   Proceeds from issuance of 14% debentures                                    -          4,000,000                 -
   Notes payable borrowings                                              400,000            425,000            99,002
   Payments on notes payable                                            (211,739)          (292,864)         (227,295)
                                                                 ------------------------------------------------------
Net cash provided by (used in) financing activities                   (2,202,740)          (696,708)        5,002,405
                                                                 ------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                        1,912,123            246,356        (2,662,525)

CASH BEGINNING OF PERIOD                                                 482,879            236,523         2,899,048
                                                                 ------------------------------------------------------
CASH END OF PERIOD                                                  $  2,395,002       $    482,879      $    236,523
                                                                 ======================================================
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of amounts capitalized               $     23,497       $     57,938      $     98,197
                                                                 ======================================================

Supplemental disclosure of non-cash investing and financing activities:
 On August 2, 1999, an aggregate principal amount of $4,000,000 subordinated debentures were converted into 7,142,857 shares of Class A Common Stock.

 On September 2, 1999 and September 30, 1999, an aggregate 22,123,893 shares of
  Class A Common Stock were issued in exchange for net assets of $16,846,619, inclusive of cash and cash equivalents of $2,404,355.

 Effective September 30, 1999, as a result of the pushdown of Century's basis, the Company recorded goodwill of $5,799,942 and increased additional paid-in capital by $6,052,042. Also, the predecessor's accumulated deficit of $9,287,606 was reclassified against additional paid-in capital.

The accompanying notes to consolidated financial statements are an integral part of these statements.

WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     Weitzer Homebuilders Incorporated was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly owned subsidiaries, in the design, construction and sale of moderately priced single-family residences and townhouses in Miami-Dade and Broward counties in South Florida.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation
     ---------------------------------------

     The accompanying consolidated financial statements include the accounts of Weitzer Homebuilders Incorporated and all wholly owned subsidiaries, collectively known as "the Company". The Company's investment in partnerships in which less than a controlling interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

     During August and September 1999, Century Partners Group, Ltd. ("Century") acquired a 89.7% controlling interest in the Company. As a result of the change in ownership, a new basis of accounting ("Purchase Accounting Basis") was established for the Company effective September 30, 1999. (See
     Note 3 to the consolidated financial statements).

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

     Revenue Recognition
     -------------------

     Sales of homes and all related costs are recognized as revenue and costs of homes sold, respectively, when sales are closed and title passes to the new homeowner.

     Long Lived Assets
     -----------------

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", long lived assets such as land, construction in-progress and goodwill are reviewed for events or changes in circumstances, which would indicate that carrying amounts of the asset might not be recoverable. In the event that facts and circumstances indicate that the carrying value of the assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flow associated with the assets would be compared to the carrying amount to determine if a write-down to fair value is required.

     Land and Construction-in-Progress
     ---------------------------------

     Land and construction-in-progress are stated at the lower of cost or fair value and consists of land and land development costs, direct construction costs, and other costs. Land and land development costs are allocated to housing units based on their relative sales value. Direct construction costs are assigned to housing units based on specific identification. All other costs are allocated to housing units based on a pro rata basis. The Company capitalizes interest, real estate taxes and similar development costs incurred during the development and construction period. Interest capitalized during fiscal year 1999, 1998 and 1997 amounted to $3,028,541, $3,472,035 and $2,522,984, respectively.

     During the fiscal years ending September 30, 1999 and 1997, the Company recorded an adjustment of approximately $883,000 and $2,652,000, respectively, to reduce the carrying value of land, land development and construction-in-progress to its fair value. These amounts have been included in costs of homes sold in the accompanying consolidated financial statement of operations. Certain of the key assumptions used in the evaluation include sales price history, absorption history and cost of construction, which includes estimates and an interest factor.

     Model Furnishings
     -----------------

     Model furnishings are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the furnishings.

     Investments in Unconsolidated Partnerships
     ------------------------------------------

     The Company's investments in partnerships in which less than a controlling interest is held are accounted for by the equity method.

     Deferred Loan Costs
     -------------------

     Costs incurred in connection with borrowings and the issuance of bonds and debentures of the Company are deferred and amortized over the term of the related debt.

     Goodwill
     --------

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized by the Company over a 20-year period on a straight-line basis (see Note 3). During the period ended September 30, 1997, the Company determined that its then recorded goodwill could not be realized and, accordingly, recorded a charge for the remaining balance of $331,570.

     Fair Value of Financial Instruments
     -----------------------------------

     Carrying amounts of certain of the Company's financial instruments including cash, accrued payroll, accrued liabilities, and borrowings approximate fair value because of their short-term maturities. Variable rate borrowings are fixed to market indices and thereby approximate fair value.

     Warranties
     ----------

     The Company subcontracts virtually all segments of construction to others and its contracts require the subcontractors to repair or replace any deficient items related to their trade. Historically, the Company has not sustained any material claims related to warranty matters.

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

     Loss Per Share
     --------------

     Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share, which assumes that the stock options and warrants (see Note 9) are exercised, is not presented because the effect would be anti-dilutive. The weighted average shares outstanding used in the computation of net loss attributable to common shares are as follows:

                                 Weighted Average Shares Outstanding
                                         For the Years Ended
                                         -------------------

                                    1999         1998         1997
                                ---------------------------------------
     Class A Common Stock           6,421,675    2,658,688    2,360,254
     Class B Common Stock           1,500,000    1,500,000    1,500,000
                                ---------------------------------------
                                    7,921,675    4,158,688    3,860,254
                                =======================================

     Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, ("SFAS No.130") Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 did not impact the Company's results of operations, cash flows or financial position.

     In June 1997, the FASB issued Statement No. 131, ("SFAS No. 131") Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas and major customers in annual and interim financial statement, SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has adopted this statement in fiscal year 1999. The adoption of this statement did not impact the Company's results of operations, cash flows or financial position.

     In June 1998, the FASB issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. The statement requires the recognition of all derivatives in the balance sheet as either assets or liabilities measured at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, which delayed the adoption of SFAS No. 133 for one year. As a result of SFAS No. 137, the Company will not be required to adopt SFAS until fiscal 2001. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operation when such statement is adopted.

3.   CHANGE IN CONTROL

     On August 2, 1999, Century purchased an aggregate 8,855,000 shares of Class A and Class B common stock of the Company directly from Chai Capital, Ltd. ("Chai"), the Company's principal shareholder prior to this transaction, for $10,000,000. In addition, Century acquired options to purchase an aggregate 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), directly from the Company, in consideration of $1,130,998. On September 2, 1999 and September 30, 1999, Century exercised their option and received 22,123,893 aggregate shares of Class A Common Stock of the Company $1.13 per share.
     As consideration for issued shares, Century conveyed to the Company cash, cash equivalents, Century's interest in five limited real estate partnerships and certain other assets.

     As a result of this change in control transaction, as of September 30, 1999, Century had obtained a 89.7% interest in the Company. Under generally accepted accounting principles, Century's basis in the Company is pushed down to the separate financial statements of the Company ("purchase accounting basis"). As a result, to the extent of this 89.7% change in ownership, assets and liabilities of the Company were adjusted to fair value, capital was adjusted to reflect Century's purchase price of its ownership interest, including a reclassification of the predecessors accumulated deficit against additional paid-in capital and any difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill. As of September 30, 1999, the company's basis in Century was as follows:

        Total purchase price, including $600,000 of acquisition costs and
           liabilities incurred                                                $ 10,600,000
        Less:  Fair value of assets acquired                                      4,800,058
                                                                                 ----------
        Goodwill (excess of cost basis over fair value of assets acquired)     $  5,799,942
                                                                                 ==========

     The assets and liabilities conveyed in connection with the exercise of the options were recorded at historical carrying value because Century and the Company were under common control at the exercise date. With respect to the assets and liabilities received upon the exercise of the options, on an unaudited proforma basis, revenues would have increased by $10,077,756, the net loss would have decreased by $517,707 and the proforma loss per share would have decreased to $0.22 per share, had the exercise of the options occurred on October 1, 1998. The operations of the conveyed partnerships for the year ended September 30, 1998 were not significant.

     Comparative financial statements and notes to the consolidated financial statements for periods prior to the change in control are reflected at their historical amounts as previously reported by the Company (predecessor basis).

4.   CONSTRUCTION IN PROGRESS

     Construction in progress consists of the following at September 30, 1999 and 1998:

                                                  1999               1998
                                              -------------      -------------
     Direct construction costs                $  20,027,237      $  11,839,713
     Construction period interest,
     property taxes, overhead and other           5,278,040          5,410,710
                                              -------------      -------------
                                              $  25,305,277      $  17,250,423
                                              =============      =============

5.   INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     As a result of the change in control discussed in Note 3, effective September 30, 1999, the Company owns a 50% interest in two limited partnerships, Century/Dadeland Gardens, Ltd. and Dadeland Towers, Ltd. that is operating 150 rental apartment units and developing 580 condominium units.

     Condensed combined financial information of these partnerships as of September 30, 1999 is as follows:

           Century/Dadeland Gardens, Ltd. and Dadeland Towers, Ltd.
                       Condensed Combined Balance Sheet
                           As of September 30, 1999
                                  (unaudited)

     Assets
            Cash                                               $            500
            Building and improvements, net                            6,676,931
            Other Assets                                                442,462
                                                                  -------------
     Total assets                                              $      7,119,893
                                                                  =============


     Liabilities and capital
            Accounts payable and accrued expenses              $        203,400
            Mortgage notes payable                                    4,983,320
                                                                  -------------
       Total liabilities                                              5,186,720
                                                                  -------------
     Capital of:
            The Company                                               1,463,391
            Others                                                      469,782
                                                                  -------------
       Total capital                                                  1,933,173
                                                                  -------------
     Total liabilities and capital                             $      7,119,893
                                                                  =============

     The operations of the partnerships for the period from their acquisition through September 30, 1999 were not significant.

6.   NOTES AND LOANS PAYABLE

     Notes and loans payable consist of the following at September 30, 1999 and 1998:

                                                                                     1999             1998
                                                                                     ----             ----
     Land acquisition, development and construction loans with specified principal payments due as underlying lots, which collateralize the loan, are sold; interest payable monthly at rates ranging from prime
      to prime plus 1.5%. At September 30, 1999, the prime rate was 8.25%.       $ 41,377,879     $ 27,814,542
     Notes, loans and capital lease obligations, paid monthly,
      collateralized by certain assets with interest rates ranging from
      8.25% to prime plus 1%.                                                         709,289          421,028
                                                                                  -----------      -----------
                                                                                 $ 42,087,168     $ 28,235,570
                                                                                  ===========      ===========

     The following are the scheduled and estimated maturities of notes and loan
     payable at September 30, 1999:          2000           $  22,376,356
                                             2001              11,210,812
                                             2002               8,500,000
                                                            -------------
                                                            $  42,087,168
                                                            =============

     One of the loan agreements requires the Company to maintain a minimum tangible net worth, and a certain ratio of liabilities to shareholders' equity. In order to satisfy certain of these covenants for fiscal year 1998, the Company obtained waivers of compliance from the relevant lending institution through September 30, 1999. At September 30, 1999, the Company believes it is in compliance with its loan covenants. In addition, the loan agreements restrict the Company from declaring or paying any dividends or make any other distributions on any shares of capital stock of the Company.

     The change in control transaction described in Note 3 to the consolidated financial statements, required consents of certain lenders. In connection with the granting of such consents, payments on certain acquisition, development and construction loan payable were accelerated and are payable by January 31/st/, 2000. Due to the acceleration of the loan payments, the Company also accelerated the amortization of the associated deferred loan fees. This resulted in additional amortization expense of approximately $400,000, which is included in "Depreciation and amortization" in the accompanying condensed consolidated financial statements. The Company also incurred expenses of approximately $350,000 in connection with the transaction, which are included in "General and administrative" in the accompanying condensed consolidated financial statements.

7.   14% COVERTIBLE SUBORDINATED DEBENTURES

     On July 28, 1998, the Company issued $4,000,000 of 14% Convertible Subordinated Debentures ("the Debentures") and 1,785,714 shares of the Company's authorized and unissued $.01 par value per share Class A Common Stock at $.56 per share ($1,000,000 in aggregate) to a Florida limited partnership, of which the then President of the Company was among the limited partners, for an aggregate $5,000,000. In addition, such President contributed 1,500,000 shares of Class B Common Stock of the Company to the partnership. The Debentures were due in July 2001 and were convertible at the option of the holder into shares of the Company's Class A Common Stock at a conversion price of $.56 per share, and are subordinate to any senior debt of the Company. The proceeds of the financing were used by the Company primarily to repay the outstanding principal amount plus accrued interest on the Company's outstanding 10% bonds in June 1998. In addition, pursuant to the terms of the Debentures, the Company could not incur any new debt in excess of $200,000 per annum and could not issue any securities in the future (other than securities issuable upon exercise and/or conversion of currently outstanding derivative securities) without the prior consent of the Partnership.

     On August 2, 1999 the holder of the Debentures exercised the conversion feature of said Debentures and received 7,142,857 shares of the Company's Class A Common Stock at $.56 per share.

8.   INCOME TAXES

     The components of net deferred taxes at September 30, 1999 and 1998 are as follows:

          Deferred tax assets                         1999            1998
                                              ------------------------------
           Net operating loss carryfowards        2,639,200   $   2,148,000
           Accrued expenses                               -          56,000
           Deferred writedown of assets             539,400         459,000
           Deferred contributions                    11,400           8,500
           Fixed assets                              84,100               -
                                              -----------------------------
                                                  3,274,100       2,671,500
               Less valuation allowance          (3,274,100)     (2,671,500)
                                              -----------------------------
          Net deferred tax assets             $            -  $           -
                                              ==============  =============

     Reconciliation of the differences between income taxes (benefit) computed at federal statutory tax rates and the Company's recorded provision (benefit) for income taxes are as follows:

                                                            1999         1998       1997
                                                                      ----------------------
          Expected tax benefit at Federal statutory rate   (34.00)%    (34.00)%    (34.00)%
          State income tax (benefit), net                  ( 3.63)%    ( 3.63)%    ( 3.63)%
          Valuation allowance                              (37.63)%    (37.63)%    (37.63)%
                                                         -----------------------------------
                Income tax expense (benefit)                  0.0 %       0.0 %       0.0 %
                                                         ===================================

     As of September 30, 1999, the Company estimates it has net operating losses of approximately $7,015,000. Due to the conversion of certain debt instruments and Common Stock issued during 1999, which resulted in a change of ownership, the net operating losses could be limited in the future.
     Such carryforwards will expire beginning in the year 2008 through the year 2019. During the year ended September 30, 1999, the Company recorded an additional valuation allowance of $602,600 on its deferred tax assets to reduce the total to an amount that Management believes will ultimately be realized. SFAS No. 109 requires a valuation allowance be recorded against tax assets, which are not likely to be realized. Based upon past performance and the uncertain nature of their ultimate realization, the Company established a valuation allowance against these carryforward items and will be recognizing the benefits only as reassessment demonstrates they are realizable.

9.   STOCK-BASED COMPENSATION

     In connection with its initial public offering, the Company sold to certain lead underwriters, for nominal consideration, warrants to purchase from the Company's 160,000 shares of Class A Common Stock. The warrants are outstanding and exercisable at a price of $7.80 per share of Class A Common Stock through April 26, 2000. The warrants also provide for adjustment in the number of shares of Class A Common Stock issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Class A Common Stock. The warrants grant to the holders thereof certain rights of registration of the securities issuable upon the exercise of the warrants.

     In March 1995, the Company granted, to the Company's then President, options to purchase 150,000 shares of Class A Common Stock exercisable at $7.80 per share for a period of four years commencing April 26, 1996. In February 1997, the Company granted to directors and certain employees options to purchase 620,000 shares of Class A Common Stock exercisable at $1.75 per share for a period of 10 years. The options vest ratably over a 5-year period or immediately upon a change in control of the Company, except for options to purchase 65,000 shares, which vested immediately. In May 1999, the Company granted to certain employees options to purchase 24,500 shares of Class A Common Stock exercisable at $1.84 per share for a period of 10 years. The options vested immediately.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS' No. 123"). SFAS No. 123 requires expanded disclosure of stock based compensation arrangements with employees, and encourages, but does not require compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock based compensation awards. Accordingly, no compensation costs related to employee options have been recognized in the consolidated financial statements of the Company. Had compensation cost been determined based on the fair market value at the grant dates for awards consistent with the methods prescribed by SFAS No. 123, the Company's net loss and net loss per share per in fiscal 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                     1999           1998           1997
                                     ----           ----           ----
       Net loss:
           As reported           $(2,258,925)    $(784,858)    $(3,168,279)
                                ==========================================
           Pro forma             $(2,301,800)    $(916,378)    $(3,281,532)
                                ==========================================
       Loss per share:
           As reported               $ (0.29)     $  (0.19)       $  (0.82)
                                ==========================================
           Pro forma                 $ (0.29)     $  (0.22)       $  (0.85)
                                ==========================================

     The fair value of the fiscal year 1997, 1998 and 1999 option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 6.75%, dividend yield of 0%, expected lives of 0 years and volatility of 78%. The weighted average fair value of options granted was $1.37 for the year ended September 30, 1997 and $1.13 for the years ended September 30, 1998 and 1999.

     A summary of the status of the Company's stock-based option awards during September 30, 1999, 1998 and 1997, and changes during the years then ending, is presented below:

                                                      1999                      1999                      1999
                                                    Weighted                  Weighted                  Weighted
                                                     Average                   Average                   Average
                                               Options       Price       Options       Price       Options       Price
                                               -------       -----       -------       -----       -------       -----
     Outstanding at the beginning
       of the year                                850,000     $ 3.95        905,000      $ 3.82      310,000       $ 7.80
     Granted                                       24,500       1.84              -           -      620,000         1.75
     Exercised                                          -          -              -           -            -            -
     Forfeited                                   (140,000)     (1.75)       (55,000)      (1.75)     (25,000)       (1.75)
                                            -----------------------------------------------------------------------------
     Outstanding at year end                      734,500     $ 4.31        850,000      $ 3.95      905,000       $ 3.82
                                            =============             =============            =============

     Exercisable at end of year                   734,500                   475,000                  375,000
                                            =============             =============            =============

10.  CAPITAL STOCK

     The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share, unless otherwise required by applicable law and regulation.

     In accordance to the Company's Articles of Incorporation, prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of Common Stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. As of September 30, 1999, cumulative unpaid dividends in arrears amounted to approximately $4,000,000.

     Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievements Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.

11.  RELATED PARTY TRANSACTIONS

     Effective as of January 1, 1999, the Company entered into a five-year employment agreement (the "Employment Agreement"), with Mr. Harry Weitzer, its former Chairman, President and Chief Executive Officer, whereby he agreed to devote substantially all of his business time to the affairs of the Company. The Employment Agreement provided for an initial salary of $350,000, with annual cost of living adjustments as well as provisions for bonuses, reimbursements of business expenses, provision for automobile, health insurance and related benefits. Effective August 2, 1999, Mr. Weitzer's Employment Agreement was terminated and he entered into a five month Consulting

     Agreement with the Company whereby he agreed to devote substantially all of his business time to the affairs of the Company. In consideration for acting as a consultant to the Company, Mr. Weitzer is paid $29,167 per month.

     Michael Ambrosio, a Director of the Company, entered into an agreement with the Company in September 1998 to furnish consulting services. The agreement provides that Mr. Ambrosio will be paid a monthly fee of $3,000, on a month-to-month basis. The agreement for consulting services was canceled on August 2, 1999. For the fiscal year ended September 30, 1999, Mr. Ambrosio was paid $30,000.

     Effective August 2, 1999, the Company and Century, the Company's principal shareholder, share office space and certain other resources. The Company has entered into an agreement with Century, in which the expenses incurred for the shared space and resources are to be allocated between the two entities according to their proportionate share of the office square footage utilized. The Company currently occupies 90% of the space. The future expense allocation based on lease agreements for the shared space and resources is as follows:

                         %      2000     2001     2002     2003
                       --------------------------------------------
       The Company      90%      69,260   72,853   75,767   74,195
       Century          10%       7,696    8,095    8,419    8,244
                       --------------------------------------------
     Combined total    100%      76,956   80,948   84,186   82,439
                       ============================================

     The expense allocated to the Company for shared office space during the year ended September 30, 1999 was $8,355.

     On September 22, 1999, the Company borrowed $400,000 from Century, the Company's principal shareholder. The loan bears no defined terms, but it is considered an advance against future 7% debentures. The loan amount is included in "Notes and loan payables" of the Company's consolidated balance sheet, and the related interest expense for the year ended September 30, 1999 was $615.

12.  COMMITMENTS AND CONTINGENCIES

     Performance Bonds
     -----------------

     In accordance with certain governmental requirements, the Company has caused performance bonds and letters of credit aggregating $645,000 at September 30, 1999, to be issued to governmental agencies for certain of the projects to secure the completion of required improvements.

     Litigation
     ----------

     The Company is involved from time to time in litigation arising in the ordinary course of its business none of which is expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

               WEITZER HOMEBUILDER INCORPORATED AND SUBSIDIARES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at       Charged to      Charged to
                                           Beginning         Cost and          Other                      Balance at
                                            of Year          Expenses        Accounts       Deduction     End of Year
                                        --------------   --------------   -------------   -----------   -------------
YEAR ENDED SEPTEMBER 30, 1999
 Allowances deducted from assets for
     Deferred taxes                    $     2,671,500  $       602,600  $            -  $          -  $   3,274,100
                                        ==============   ==============   =============   ===========   ============
YEAR ENDED SEPTEMBER 30, 1998
 Allowances deducted from assets for
     Deferred taxes                    $     2,376,500  $       295,000  $            -  $          -  $   2,671,500
                                        ==============   ==============   =============   ===========   ============

YEAR ENDED SEPTEMBER 30, 1997
 Allowances deducted from assets for
     Deferred taxes                    $     1,130,400  $     1,246,100  $            -  $          -  $   2,376,500
                                        ==============   ==============   =============   ===========   ============

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

     As previously reported by the Company on Form 8-K, dated December 2, 1999, effective as of November 30, 1999, the Company engaged Deloitte & Touche LLP ("Deloitte"), as the Company's independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ended September 30, 1999, replacing McKean, Paul, Chrycy, Fletcher & Co. ("McKean") who were dismissed as of November 30, 1999. The selection of Deloitte was approved by the Audit Committee of the Board of Directors.

     McKean served as the Company's independent auditors for the fiscal year ended September 30, 1998. Their report on the financial statements for the fiscal year ended September 30, 1998 did not contain an adverse opinion nor a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audit of the Company's financial statements for the fiscal year ended September 30, 1998, and in the subsequent interim period preceding McKean's dismissal, there were no disagreements on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to their satisfaction would have caused them to make references to the matter in their report.

PART III

     ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information regarding the Company's Directors and Executive Officers is included in Part I under "Directors and Executive Officers of the Registrant".

     ITEM 11.  EXECUTIVE COMPENSATION

          The following table sets forth certain summary information concerning all cash and non-cash compensation paid or accrued for services rendered to the Company during the fiscal years ended September 30, 1997, 1998, 1999 to the Company's Chief Executive Officer and each of the Company's four other most highly compensated Executive Officers, who was serving as Executive Officers of the Company as of September 30, 1999, and two additional individuals for whom disclosure would have been provided but for the fact that such individuals were not serving as Executive Officers of the Company at the end of the last completed fiscal year. All Executive Officers of the Company (through February 28, 1999) were employees of an employee leasing company named Paychex Business Solutions, Inc. (f/k/a National Business Solutions, Inc.).

     Summary Compensation Table (1)

                                         Annual Compensation                            Long Term Compensation
                                         -------------------                            ----------------------
                                                                                   Awards                   Payouts
                                                                                   ------                   -------
                                                               Other       Restricted   Securities                 All
                                                               Annual        Stock      Underlying    LTIP        Other
                              Fiscal      Salary   Bonus    Compensation     Awards      Options/    Payouts   Compensation
Name and Principal Position    Year        ($)      ($)         ($)           (#)        SARs ($)      ($)         ($)
-------------------------      ----        ---      ---         ---           ---        --------      ---         ---
Sergio Pino                    1999          0       0                 0            0            0         0              0
Chairman of the Board          1998          0       0                 0            0            0         0              0
President and Chief            1997          0       0                 0            0            0         0              0
Executive Officer

Emiliano de la Fuente          1999     10,000       0                 0            0            0         0              0
Chief Financial Officer        1998          0       0                 0            0            0         0              0
                               1997          0       0                 0            0            0         0              0

Luis Rabell                    1999     31,000       0                 0            0            0         0              0
Vice President of              1998          0       0                 0            0            0         0              0
 Operations
                               1997          0       0                 0            0            0         0              0

Harry Weitzer (2)              1999    289,000       0            58,000            0      150,000         0              0
                               1998    323,000       0                 0            0            0         0              0
                               1997    319,000       0                 0            0      250,000         0              0

James Rosewater (3)            1999    110,000       0                 0            0            0         0              0
                               1998    120,000       0                 0            0            0         0              0
                               1997    110,000       0                 0            0       50,000         0              0

(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officers. The aggregate amount of such compensation for the named executive officer did not exceed 10% of the total annual salary and bonus of such executive officer and, accordingly, has been omitted from the table.
(2) Mr. Harry Weitzer served as Chairman of the Board, President and Chief Executive Officer of the Company since its formation in 1994 until August 2, 1999. Mr. Harry Weitzer resigned his position effective August 2, 1999, and entered into a consulting agreement for real estate consulting services through December 31, 1999.
(3) Mr. James Rosewater resigned as Vice-President of Sales and Marketing effective August 2, 1999 and subsequently left the employ of the Company in September 24, 1999.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

                 Shares                     Number of Securities Underlying     Value of Unexercised In-the-Money
              Acquired on       Value         Unexercised Options/SARs at         Options/SARs at September 30,
  Name(2)       Exercise       Received          September 30, 1999(#)                      1999($)(1)
------------------------------------------------------------------------------------------------------------------
                                             Exercisable      Unexercisable      Exercisable       Unexercisable
                                           =======================================================================
Harry Weitzer      -              -              400,000                  0           -                  -
Jim Rosewater      -              -               50,000                  0           -                  -

 (1) The closing price for the Class A Common Stock as reported by the OTC Bulletin Board on September 30, 1999 was $1.6875.

Compensation of Directors

     Directors who are not employees and who do not otherwise receive compensation from the Company are entitled to $2,000 per Board meeting attended in addition to the reimbursement of reasonable expenses incurred in attending meetings. Directors who are officers or employees of the Company receive no additional compensation for service as Directors, other than reimbursement of reasonable expenses incurred in attending meetings. During the fiscal year ended September 30, 1999, the Company made no other payments to Directors with respect to participation on Board committees. See "Certain Relationships and Related Transactions" for compensation paid by the Company to certain Directors for consulting services and relationships of several Directors with Chai Capital, Ltd., a former affiliate of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     Effective as of January 1, 1999, the Company entered into a five-year employment agreement (the "Employment Agreement"), with Mr. Harry Weitzer, its former Chairman, President and Chief Executive Officer, whereby he agreed to devote substantially all of his business time to the affairs of the Company.
The Employment Agreement provided for an initial salary of $350,000, with annual cost of living adjustments. In addition, the Employment Agreement provided for bonuses, reimbursement of business expenses, provision of an automobile, health insurance and related benefits. Effective August 2, 1999, Mr. Weitzer's Employment Agreement was terminated and he entered into a five month Consulting Agreement with the Company whereby he agreed to devote substantially all of his business time to the affairs of the Company. In consideration for acting as a consultant to the Company, Mr. Weitzer is paid $29,167 per month.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 27, 2000, the number and percentage of outstanding shares of Class A and Class B Common Stock owned beneficially by (i) each shareholder known by the Company to own more than 5% of the outstanding shares of Class A Common Stock and/or Class B Common Stock; (ii) each Director of the Company; (iii) all Directors and Executive Officers as a group; and (iv) all employees of the Company as a group.

                                                    Class A                                Class B
                                   -------------------------------------    -------------------------------------
                                        Amount and                               Amount and
                                          Nature,                                  Nature
Name and Address                      of Beneficial          Percent           of Beneficial           Percent
of Beneficial Owner(1)                  Ownership            of Class            Ownership            of Class
-------------------                -------------------    --------------    -------------------    --------------
Sergio Pino                                        (2)                (2)                   (3)             (3)

Jose Cancela                                       (2)                (2)                   (3)             (3)

Armando Guerra                                     (2)                (2)                   (3)             (3)

Harry Weitzer(5)                              786,785                2.4%                   --              --

Michael Ambrosio(5)                                (4)                 *                    --              --

Lawrence Hellring(5)                           10,000                  *                    --              --

Century Partners Group, Ltd.               29,478,893               88.2%            1,500,000             100%

All Directors and Executive Officers
as a group (8 persons)                  796,785 (2)(4)               2.4%                   --              --

All employees as a group (69
persons)                                        6,900                  *                    --              --

*    Less than 1%.
(1) Address for all persons listed is c/o Weitzer Homebuilders Incorporated, 7270 N.W. 12th Street, Suite 410, Miami, Florida 33126.
(2) The reporting person claims indirect beneficial ownership by his status as a Director and shareholder in a corporation, which is the general partner of Century, which owns 29,478,893 shares of Class A Common Stock of the Company.
(3) The reporting person claims indirect beneficial ownership by his status as a Director and shareholder in a corporation, which is the general partner of Century, which owns 1,500,000 shares of Class B Common Stock of the Company.
(4) Represents 29,505 shares of Class A Common Stock acquired by a trust of which Mr. Ambrosio's wife is a beneficiary.
(5) Represents current members of the Company's Board of Directors who are not standing for re-election.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On August 2, 1999, Century Partners Group, Ltd. ("Century"), a Florida limited partnership, purchased an aggregate 8,855,000 shares of Class A and Class B common stock of the Company, from Chai Capital, Ltd. ("Chai"), the Company's principal shareholder prior to this transaction, which resulted in a change in control of the Company. In addition, Century acquired options to purchase, directly from the Company, 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), in consideration of the payment of $1,130,998. The options provided the exercise price may be tendered in cash or by conveyance to the Company, assets having a fair market value equal to the exercise price.

     On September 2, 1999 and September 30, 1999, Century exercised their option and received 22,123,893 aggregate shares of Class A Common Stock of the Company $1.13 per share. As consideration for issued shares, Century conveyed to the Company cash, cash equivalents, Century's interest in five limited partnerships
and certain other assets.   Three of the limited partnerships conveyed were
wholly owned subsidiaries of Century and the other two limited partnerships were 50% owned by Century.

     As a result of the above transactions, as of September 30, 1999, Century had obtained a 89.7% interest in the Company. In addition, at the closing of the Chai transaction, two of the Company's then five directors resigned, the Company's Board of Directors was expanded to six persons and the Company appointed Sergio Pino, Armando Guerra and Jose Cancela to the Company's Board of Directors.

     Effective as of January 1, 1999, the Company entered into a five-year employment agreement (the "Employment Agreement") with Mr. Harry Weitzer, its former Chairman, President and Chief Executive Officer, whereby he agreed to devote substantially all of his business time to the affairs of the Company.
The Employment Agreement provided for an initial salary of $350,000, with annual cost of living adjustments. In addition, the Employment Agreement provided for bonuses, reimbursement of business expenses, provision of an automobile, health insurance and related benefits. As of August 2, 1999, Mr. Weitzer's Employment Agreement was terminated and he entered into a five month Consulting Agreement with the Company whereby he agreed to devote substantially all of his business time to the affairs of the Company. In consideration for acting as a consultant to the Company, Mr. Weitzer is paid $29,167 per month.

     Michael Ambrosio, a Director of the Company, entered into an agreement with the Company in September 1998 to furnish consulting services. The agreement provides that Mr. Ambrosio will be paid a monthly fee of $3,000, on a month-to-month basis. The agreement was canceled on August 2, 1999. For the fiscal year ended September 30, 1999, Mr. Ambrosio was paid $30,000. A trust for the benefit of Mr. Ambrosio's wife is a limited partner of Chai. Mr. Ambrosio is an officer and director of Chai Capital Corp., the general partner of Chai.

     Effective August 2, 1999, Mr. Rosewater resigned Vice-President of Sales and Marketing of the Company and left the employ of the Company on September 24, 1999. Upon his resignation as an employee, as a result of the change in control, Mr. Rosewater was paid the sum of $75,000, which amount was funded by Chai in accordance with its previously executed agreements between Chai and Century.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1. The following exhibits, including those incorporated by reference.

Exhibit
Number         Description
               -----------

3.1**          Amended and Restated Articles of Incorporation of the Company

3.2*           By-Laws of the Company

10.1* Indemnification Agreement dated as of September 30, 1994, between the Company and Harry Weitzer

10.2* Option Agreement for the Purchase of Common Stock dated as of March 22, 1994 between the Company and Harry Weitzer

10.3*** Agreement for Purchase and Sale dated June 14, 1995, between Dade Residential Developers, Inc. and Webster Grant Land Company

10.4*****      First Amendment To First Amended And Restated Agreement For
               Purchase And Sale dated January 30, 1998 between Chapel Trail
               Associates, Ltd. and Webster Grant Land Company.

10.5*****      Unconditional And Continuing Guaranty Agreement And Indemnity
               Agreement dated May 6, 1998 between Weitzer Homebuilders
               Incorporated and Ohio Savings Bank

10.6*****      Unconditional And Continuing Guaranty Agreement And Indemnity
               Agreement dated August 20, 1998 between Weitzer Homebuilders
               Incorporated and Ohio Savings Bank

21.1****       Subsidiaries of the Company

23.1           Consent of independent accountants

23.2           Consent of independent certified public accountants

23.3           Independent auditor's consent

27.1           Financial data schedule

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

***** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-K for the fiscal year ended September 30, 1998.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of January, 2000.

                                   WEITZER HOMEBUILDERS INCORPORATED

                                   By:  /S/SERGIO PINO
                                        --------------
                                        Sergio Pino
                                        Chairman of the Board, and Chief
                                          Executive Officer (Principal Executive
                                          Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                       Date
        ---------                            -----                       ----

/S/ARMANDO GUERRA
------------------------
Armando Guerra                          Director                January 27, 2000

/S/JOSE CANCELA
------------------------
Jose Cancela                            Director                January 27, 2000

/S/HARRY WEITZER
------------------------
Harry Weitzer                           Director                January 27, 2000

/S/MICHAEL AMBROSIO
------------------------
Michael Ambrosio                        Director                January 27, 2000

/S/LAWRENCE HELLRING
------------------------
Lawrence Hellring                       Director                January 27, 2000