Form 10-Q
period 1999-12-31
WEITZER HOMEBUILDERS INC
filed 2000-02-11
CIK 926613

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076


                        WEITZER HOMEBUILDERS INCORPORATED
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                   65-0502494
     ----------------------------------------------------------------------
     (State or other jurisdiction of                (IRS Employer I.D. No.)
      incorporation or organization)

   7270 N. W. 12th Street, Suite 410,  Miami, FL                      33126
   --------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

                                (305) 599-8100
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  X   Yes      No
         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                                                               Outstanding at
              Class                                          February 11, 2000
              -----                                          -----------------
Class A Common Stock, $.01 Par Value                             33,434,468
Class B Common Stock, $.01 Par Value                              1,500,000

                                    INDEX TO FORM 10-Q
                                                                           Page
                                                                           ----
                                                                            No.
                                                                            ---
PART I

ITEM-1       FINANCIAL STATEMENTS

             Consolidated Condensed Balance Sheets -                          3
             December 31, 1999 (unaudited) and September 30, 1999

             Consolidated Condensed Statements of Operations (unaudited)-
             Three Months Ended December 31, 1999 (Purchase Accounting
             Basis) and 1998 (Predecessor Basis)                              4

             Consolidated Condensed Statements of Cash Flows (unaudited)-
             Three Months Ended December 31, 1999 (Purchase Accounting
             Basis) and 1998 (Predecessor Basis)                              5

             Notes to Consolidated Condensed Financial Statements             6

ITEM-2       MANAGEMENT'S DISCUSSION

             Discussion and Analysis of Financial Condition and
             Results of Operations                                            7

PART II      OTHER INFORMATION

             Exhibits and Reports on Form 8-K                                10

             Signatures                                                      10

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
       CONSOLIDATED CONDENSED BALANCE SHEETS (Purchase Accounting Basis)

                                                                                      December 31,         September 30,
                                                                                         1999                  1999
                                                                                      (Unaudited)
ASSETS
------
Cash                                                                                  $  4,073,968         $  2,395,002
Land and land development costs                                                         37,776,292           39,327,397
Construction-in-progress                                                                22,291,475           25,305,277
Model furnishings                                                                          250,191              290,023
Deferred loan costs                                                                        377,109              281,935
Goodwill                                                                                 5,726,192            5,799,942
Investments in unconsolidated partnerships                                               1,455,891            1,463,391
Other assets                                                                             3,951,590            2,846,015
                                                                                    ------------------------------------
                                                                                      $ 75,902,708         $ 77,708,982
                                                                                    ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Customer deposits                                                                     $  2,175,187         $  2,253,529
Accounts payable and accrued liabilities                                                 5,760,329            3,250,605
Acquisition, development, and construction loans payable                                36,404,428           41,377,879
Notes and loans payable                                                                    854,527              709,289
                                                                                    ------------------------------------
                                                                                        45,194,471           47,591,302
                                                                                    ------------------------------------
Shareholders' equity:
   Preferred Stock, $.01 par, 5,000,000 shares authorized,
       none issued                                                                               -                    -
   Class A Common Stock, $.01 par, 40,000,000 shares authorized,
     33,434,468 and 33,412,718 shares issued and outstanding as
     of December 31, 1999 and September 30, 1999, respectively                             334,345              334,128
   Class B Common Stock, $.01 par, 1,500,000 shares authorized,
     issued and outstanding                                                                 15,000               15,000
   Additional paid-in capital                                                           29,794,323           29,768,552
   Retained earnings                                                                       564,569                    -
                                                                                    ------------------------------------
                                                                                        30,708,237           30,117,680
                                                                                    ------------------------------------
                                                                                      $ 75,902,708         $ 77,708,982
                                                                                    ====================================


           See Notes to Consolidated Condensed Financial Statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                Three months ended
                                                                                   December 31,
                                                                  -----------------------------------------------
                                                                         1999                        1998
                                                                  (Purchase Accounting           (Predecessor
                                                                        Basis)                      Basis)
                                                                  --------------------        -------------------

  Revenues:
           Sales of homes                                     $            22,073,039    $            14,505,880
           Interest income                                                     30,323                     11,637
           Other income                                                       765,977                    149,914
                                                                  --------------------        -------------------
                                                                           22,869,339                 14,667,431
                                                                  --------------------        -------------------


  Operating costs and expenses:
           Cost of homes sold                                              19,826,265                 12,749,705
           Selling expenses                                                 1,336,037                  1,066,412
           General and administrative                                         886,665                    525,841
           Depreciation and amortization                                      254,080                    163,604
           Interest expense                                                     1,723                      3,376
                                                                  --------------------        -------------------
                                                                           22,304,770                 12,724,475
                                                                  --------------------        -------------------

           Income before income taxes                                         564,569                    158,493

           Provision for income taxes                                               -                          -
                                                                  --------------------        -------------------

           Net income                                         $               564,569    $               158,493
                                                                  ====================        ===================


           Basic earnings per common share                    $                  0.02    $                  0.03
                                                                  ====================        ===================

           Diluted earnings per common share                  $                  0.02    $                  0.02
                                                                  ====================        ===================

           Weighted average number of
               common shares outstanding                                   33,421,239                  5,645,968
                                                                  ====================        ===================

           See Notes to Consolidated Condensed Financial Statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three months ended
                                                                                                        December 31,
                                                                                           ---------------------------------------
                                                                                                 1999                  1998
                                                                                               (Purchase           (Predecessor
                                                                                            Accounting Basis)          Basis)
                                                                                           ------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $            564,569  $           158,493
      Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation, amortization and other non-cash charges                                          284,468              226,895
Changes in assets and liabilities:
      Land, land development costs, and construction-in-progress                                   4,564,907            2,223,737
      Other assets                                                                                  (705,575)             620,207
      Customer deposits                                                                              (78,342)              15,353
      Accounts payable and accrued liabilities                                                     2,509,724             (834,468)
                                                                                           ------------------    -----------------
                                                                                                   6,575,182            2,251,724
                                                                                           ------------------    -----------------
Net cash provided by operating activities                                                          7,139,751            2,410,217
                                                                                           ------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits on future projects                                                                   (300,000)                   -
                                                                                           ------------------    -----------------
Net cash used in investing activities                                                               (300,000)                   -
                                                                                           ------------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from acquisition, development and construction loans                               11,236,445            8,566,808
      Payments on acquisition, development and construction loans                                (16,209,896)         (10,814,739)
      Deferred loan cost payments                                                                   (197,404)             (14,936)
      Payments on notes payable                                                                      (15,918)             (47,393)
     Proceeds from issuance of stock options                                                          25,988
                                                                                          ------------------    -----------------
Net cash used in financing activities                                                             (5,160,785)          (2,310,260)
                                                                                          -------------------   -----------------

NET INCREASE IN CASH                                                                               1,678,966               99,957

CASH BEGINNING OF PERIOD                                                                           2,395,002              482,879
                                                                                           ------------------    -----------------
CASH END OF PERIOD                                                                      $          4,073,968  $           582,836
                                                                                           ------------------    -----------------

Supplemental disclosure of cash flow information:

      Cash paid for interest, net of amount capitalized                                 $              1,723  $             3,376
                                                                                           ==================    =================

           See Notes to Consolidated Condensed Financial Statements

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

On September 2, 1999 and September 30,1999, Century exercised their option and received 22,123,893 aggregate shares of Class A Common Stock of the Company, at $1.13 per share. As consideration for issued shares, Century conveyed to the Company cash, cash equivalents, Century's interest in five limited partnerships and certain or the assets. Three of the limited partnerships conveyed were wholly owned subsidiaries of Century and the other two limited partnerships were 50% owned by Century.

As a result of the above transactions, as of September 30, 1999, Century had obtained a 89.7% interest in the Company. Under generally accepted accounting principles, Century's basis in the Company is pushed down to the separate financial statements of the Company. As a result, to the extent of this 89.7% change in ownership, assets and liabilities of the Company were adjusted to the fair value, capital was adjusted to reflect Century's purchase price for its ownership interest, including a reclassification of the predecessor's accumulated deficit against additional paid in capital and the difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill.

Comparative financial statements and notes to the consolidated financial statements for periods prior to the change in control are reflected at their historical amounts as previously reported by the Company ("predecessor basis").

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999. The September 30, 1999 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

NOTE 2 - CAPITAL STOCK

The Class A Common Stock and the Class B Common Stock vote together as a single class and are entitled to one vote per share, unless otherwise required by applicable law and regulation.

In accordance to the Company's Articles of Incorporation, prior to the Company having earned an aggregate of $7.5 million of adjusted operating income (as defined), the holders of Common Stock are entitled to receive dividends, to the extent funds are legally available, at the rate of $0.325 per share per annum for Class A Common Stock and $0.001 per share per annum for Class B Common Stock, payable on a quarterly basis. Since August 1996, the Board of Directors of the Company has elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock. Cash dividends on the Class A and Class B Common Stock are cumulative, and accordingly, the amount of such dividends would inure for the benefit of the Company's shareholders. The Company accrues such dividends on its financial statements only if and when the Company's Board of Directors declares such dividends. As of December 31, 1999, cumulative unpaid dividends in arrears amounted to approximately $6,800,000.

Each share of Class B Common Stock can be converted into one share of Class A Common Stock if the Earnings Achievements Date (as defined) has occurred and all accumulated and unpaid dividends on the Class A Common Stock have been declared and paid in full.

ITEM - 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Notes to the Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form-10K for the year ended September 30, 1999. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in product mix, changes in the costs of materials and labor and other economic factors.

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

Change in Fiscal Year End

The Company has filed with the Internal Revenue Service an application to change its fiscal year to end as of December 31, commencing with the fiscal year ending December 31, 2000.

Results of Operations

General
-------

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                               Three Months Ended           Three Months Ended
                                                               December 31, 1999            December 31, 1998
                                                           ---------------------------  ---------------------------
Revenues                                                             100.0%                       100.0%
Cost of homes sold                                                    86.7                         86.9
Selling, general and administrative expenses                           9.7                         10.9
Depreciation, amortization and interest expense                        1.1                          1.1
Net                                                                    2.5                          1.1
income

Backlog and Available Lots for Sale or Under Option or Contract
---------------------------------------------------------------

The following table sets forth the Company's backlog, the lots for sale and the available lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At December 31, 1999, approximately 65% of the homes in backlog were under construction. The available lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on.

Backlog of Homes and Lots for Sale
----------------------------------

                                                            December 31,               December 31,
                                                               1999                        1998
                                                        -------------------         ------------------
Number of homes in backlog                                             400                        214
Aggregate sales value of homes in backlog             $         54,785,000        $        28,921,000
Lots for sale                                                          761                        644
Lots under development                                                 935                          0
Lots under option or contract                                        1,091                          0

Comparison of the Three Months Ended December 31, 1999 and 1998
---------------------------------------------------------------

Revenues from home sales increased 52% from $14.5 million for the three months ended December 31, 1998 to $22.1 million for the three months ended December 31, 1999. The average selling price of delivered units rose during the period ended December 31, 1999 6.7% from $118,900 to $126,900, compared to the same period last year. This increase is attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single family homes. The total number of homes delivered during the comparable period increased from 122 to 174.

Cost of homes sold increased from $12.7 million for the three months ended December 31, 1998, to $19.8 million for the three months ended December 31, 1999. The change is primarily attributable to the increase in the number of homes sold. Cost of homes sold as a percentage of home sales increased from 87.9% for the three months ended December 31, 1998 to 89.8% for the three months ended December 31, 1999. This 1.9% increase of cost of homes sold as a percentage of sales revenue is primarily attributable to an overall increase in the cost of materials and building components as well as to the changes in the product mix mentioned above.

Selling, general and administrative ("SG&A") expenses increased from $1.6 million for the three months ended December 31, 1998, to $2.2 million for the three months ended December 31, 1999. The increase is primarily attributable to expenditures incurred in the implementation of management's expansion plans of the Company's operations. SG&A expenses as a percentage of total revenues decreased from 10.9% during the three months ended December 31, 1998 to 9.7% for the three months ended December 31, 1998, as a result of the Company's ability to leverage overhead.

Liquidity and Financial Resources

General
-------

At December 31, 1999, the Company had borrowings from banks and third parties aggregating approximately $37.3 million compared to $42.1 million at September 30, 1998. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At December 31, 1998, the Company had an aggregate of $ 45.5 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Malibu Bay, Harmony Lakes, Tesoro at Forest Lakes, Lago del Sol, Fiesta, Los Castillos at Windsor Palms, Las Costas, Dimensions, Century Park at Flagler and Southwind Cove projects.

Cash Flows
----------

During the three months ended December 31, 1999, the Company had approximately $7.1 million of net cash provided by operating activities, primarily resulting from a decrease in construction in progress resulting from the sale of homes. The Company had net cash used in investing activities during the three months ended December 31, 1999, mainly related to deposits on future projects, which during this period have required investments of approximately $300,000. The Company had cash used in financing activities during the three months ended December 31, 1999 of $5.2 million. Based on the timing of construction loan draws and repayment of outstanding construction loans on sold homes during this period, the Company reduced its net construction financing by approximately $5 million.

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

PART II.  OTHER INFORMATION

ITEM - 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) On December 2, 1999, the Company filed a Current Report on Form 8-K with respect to a change of its independent certified public accountants.
(b) On December 15, 1999 the Company filed a Current Report on Form 8-K/A with respect to a letter by its former independent certified public accountants agreeing to the statements made by the Company on Form 8-K filed December 2, 1999

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2000

/s/ Sergio Pino
-----------------------
Sergio Pino
Chairman of the Board, President,
And Chief Executive Officer
(Principal Executive Officer)


Date: February 11, 2000

/s/ Emiliano de la Fuente, Jr.
------------------------------
Emiliano de la Fuente, Jr.
Vice President and Chief Financial Officer
(Principal Accounting Officer)