Form 10-Q
period 2000-03-31
WEITZER HOMEBUILDERS INC
filed 2000-05-15
CIK 926613

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076

                          CENTURY BUILDERS GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                           65-0502494
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (IRS Employer I.D. No.)
 incorporation or organization)

7270 N. W. 12TH STREET, SUITE 410,  MIAMI, FL                 33126
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (305) 599-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                        WEITZER HOMEBUILDERS INCORPORATED
           -----------------------------------------------------------
           (Former name of the Registrant if changed from last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    OUTSTANDING AT
          CLASS                                       MAY 12, 2000
          -----                                       ------------
Common Stock, $.001 Par Value                          37,572,112

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                             NO.
                                                                            ----
PART I

ITEM-1    FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets -
          March 31, 2000 (unaudited) and September 30, 1999                    3

          Consolidated Condensed Statements of Operations (unaudited)-
          Three and Six Months Ended March 31, 2000 (Purchase Accounting
           Basis) and 1999 (Predecessor Basis)                                 4

          Consolidated Condensed Statements of Cash Flows (unaudited)-
          Six Months Ended March 31, 2000 (Purchase Accounting
           Basis) and 1999 (Predecessor Basis)                                 5

          Notes to Consolidated Condensed Financial Statements (unaudited)     6

ITEM-2    MANAGEMENT'S DISCUSSION

          Discussion and Analysis of Financial Condition and
          Results of Operations                                                7

PART II   OTHER INFORMATION

ITEM - 2  Changes in Securities and Use of Proceeds                           12

ITEM - 4   Submission of Matters to a Vote of Securities Holders              12

ITEM - 6  Exhibits and Reports on Form 8-K                                    13

          Signatures                                                          13

                    CENTURY BUILDERS GROUP AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           March 31,   September 30,
                                                             2000         1999
                                                          -----------  -------------
                                                          (Unaudited)
ASSETS
Cash                                                      $ 1,584,731  $ 2,395,002
Land and land development costs                            46,942,349   39,327,397
Construction-in-progress                                   18,298,966   25,305,277
Model furnishings                                             403,350      290,023
Deferred loan costs                                           594,059      281,935
Goodwill                                                    5,651,720    5,799,942
Investments in unconsolidated partnerships                  1,456,200    1,463,391
Other assets                                                2,147,166    2,846,015
                                                          -----------  -----------
                                                          $77,078,541  $77,708,982
                                                          ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Customer deposits                                         $ 1,727,929  $ 2,253,529
Accounts payable and accrued liabilities                    4,402,224    3,250,605
Acquisition, development, and construction loans payable   34,364,185   41,377,879
Notes and loans payable                                     1,120,761      709,289
                                                          -----------  -----------
                                                           41,615,099   47,591,302
                                                          -----------  -----------

Shareholders' equity:  (See Note 2)
  Common Stock, $.001 par,
    95,000,000 shares authorized,
    37,572,112 shares issued and outstanding                   37,572           --
   Preferred Stock, $.01 par,
     5,000,000 shares authorized, none issued                      --           --
   Class A Common Stock, $.01 par,
     40,000,000 shares authorized,
     33,434,468 shares issued and outstanding
     at September 30, 1999                                         --      334,128
   Class B Common Stock, $.01,
     1,500,000 shares authorized,
     issued and outstanding
     at September 30, 1999                                         --       15,000
   Additional paid-in capital                              34,226,095   29,768,552
   Retained earnings                                        1,199,775           --
                                                          -----------  -----------
                                                           35,463,442   30,117,680
                                                          -----------  -----------
                                                          $77,078,541  $77,708,982
                                                          ===========  ===========

            See Notes to Consolidated Condensed Financial Statements

                     CENTURY BUILDERS GROUP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    MARCH 31,                     MARCH 31,
                                           ---------------------------   ---------------------------
                                               2000                         2000
                                            (PURCHASE        1999        (PURCHASE         1999
                                            ACCOUNTING    (PREDECESSOR   ACCOUNTING     (PREDECESSOR
                                              BASIS)         BASIS)         BASIS)         BASIS)
                                           ------------   ------------   ------------   ------------
Revenues:
        Sale of homes                      $ 20,376,953   $ 12,157,394   $ 42,449,992   $ 26,663,274
        Interest income                           8,404          8,438         38,727         20,075
        Other income                            597,916         45,666      1,363,893        195,580
                                           ------------   ------------   ------------   ------------
                                             20,983,273     12,211,498     43,852,612     26,878,929
                                           ------------   ------------   ------------   ------------
Operating cost and expenses:
        Cost of homes sold                   17,901,368     11,002,455     37,727,633     23,752,160
        Selling expenses                      1,240,306        967,037      2,576,343      2,033,449
        General and administrative              498,139        420,136      1,384,804        945,977
        Depreciation and amortization           695,931        209,138        950,011        372,742
        Interest expense                         12,323          7,680         14,046         11,056
                                           ------------   ------------   ------------   ------------
                                             20,348,067     12,606,446     42,652,837     27,115,384
                                           ------------   ------------   ------------   ------------

        Income (loss) before income taxes
                                                635,206       (394,948)     1,199,775       (236,455)

        Provision for income taxes                   --             --             --             --
                                           ------------   ------------   ------------   ------------

        Net income (loss)                  $    635,206   $   (394,948)  $  1,199,775   $   (236,455)
                                           ============   ============   ============   ============
        Basic earnings (loss) per common
        share                              $       0.02          (0.07)  $       0.04   $      (0.04)
                                           ============   ============   ============   ============

        Diluted earnings (loss) per
        common share                       $       0.02          (0.03)  $       0.04   $      (0.01)
                                           ============   ============   ============   ============

        Weighted average number of common
        shares outstanding                   34,101,125      5,645,968     33,759,325      5,645,968
                                           ============   ============   ============   ============

            See Notes to Consolidated Condensed Financial Statements

                     CENTURY BUILDERS GROUP AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                       --------------------------------
                                                                            2000               1999
                                                                          (PURCHASE        (PREDECESSOR
                                                                       ACCOUNTING BASIS)       BASIS)
                                                                       -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                  $  1,199,775      $   (236,455)
      Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation, amortization and other non-cash charges                   942,820           372,742
Changes in assets and liabilities:
      Land, land development costs, and construction-in-progress             (608,641)        5,027,978
      Other assets                                                            623,669          (301,406)
      Customer deposits                                                      (525,600)          172,893
      Accounts payable and accrued liabilities                              1,151,619            46,077
                                                                         ------------      ------------
Net cash provided by operating activities                                   2,783,642         5,081,829
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase) proceeds from sale of furnishings                           (253,683)            8,783
      Deposits in future projects (included in other assets)                 (148,774)               --
                                                                         ------------      ------------
Net cash (used in) provided by investing activities                          (402,457)            8,783
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from acquisition, development and construction loans        24,358,536        15,106,460
      Payments on acquisition, development and construction loans         (31,372,230)      (19,825,310)
      Reorganization cost payments                                                 --          (127,453)
      Deferred loan cost payments                                            (735,221)          (79,936)
      Proceeds from notes and loans payable                                 1,000,000                --
      Payments on notes and loans payable                                    (588,528)         (117,715)
     Proceeds from issuance of stock                                        4,145,987                --
                                                                         ------------      ------------
Net cash used in financing activities                                      (3,191,456)       (5,043,954)
                                                                         ------------      ------------

NET (DECREASE) INCREASE IN CASH                                              (810,271)           46,658
CASH BEGINNING OF PERIOD                                                    2,395,002           482,879
                                                                         ------------      ------------
CASH END OF PERIOD                                                       $  1,584,731      $    529,537
                                                                         ------------      ------------
Supplemental disclosure of cash flow information:

      Cash paid for interest, net of amount capitalized                  $     14,046      $     11,056
                                                                         ============      ============

            See Notes to Consolidated Condensed Financial Statements

                     CENTURY BUILDERS GROUP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Century Builders Group, Inc. (the Company, formerly known as Weitzer Homebuilders Incorporated) was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly owned subsidiaries, in the design, construction and sale of moderately priced single-family residences and townhouses in Miami-Dade and Broward counties in South Florida.

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

NOTE 2 - CAPITAL STOCK

On April 20, 2000 the Company held a special meeting of its shareholders. At this meeting the Company's Articles of Incorporation were amended to provide for only one class of Common Stock, $.001 par value per share, and in so doing to cause the automatic conversion of outstanding shares of Class A Common Stock and outstanding shares of Class B Common Stock into a like number of shares of the Company's newly designated Common Stock.

Shareholders' equity of the Company's Consolidated Condensed Balance Sheet at March 31, 2000 has been adjusted to conform with the Company's Articles of Incorporation as amended.

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method, if their inclusion is considered dilutive.

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 9, 2000, Century Partners Group, Ltd. ("Century"), the Company's principal shareholder, purchased 2,637,644 shares of the Company's Class A Common Stock at $1.56 per share. As a result of this transaction, Century's interest in the Company increased to 89.47%.

On March 31, 2000 Century advanced to the Company, on a short-term basis, $1,000,000. As of the date of this filing the Company has reimbursed Century $500,000.

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

RECENT DEVELOPMENTS

SHAREHOLDERS' MEETING. On April 20, 2000 the Company held a special meeting of its shareholders. At this meeting the following were discussed and approved:

/solid box/ The Company's Articles of Incorporation were amended to change the Company's name to Century Builders Group, Inc.

/solid box/ The Company's Articles of Incorporation were amended to provide for only one class of Common Stock, $.001 par value per share, and in so doing to cause the automatic conversion of outstanding shares of Class A Common Stock and outstanding shares of Class B Common Stock into a like number of its shares of the Company's newly designated Common Stock. This action eliminated the Company's obligation to pay a cumulative dividend on its shares of Common Stock.

/solid box/ The Company's Articles of Incorporation were amended to increase the number of authorized shares of Common Stock to 95,000,000 shares, $.001 par value per share.

/solid box/ The following six directors were elected to a one-year term:
            Sergio Pino, Armando J. Guerra, Jose Cancela, Gabriel M. Bustamante, Carlos Garcia and Humberto Lorenzo.

/solid box/ Deloitte & Touche LLP was appointed the Company's independent public accountants.

CHANGE OF FISCAL YEAR. The Internal Revenue Service has accepted the Company's application to change its fiscal tax year to end as of December 31, commencing with the year ending December 31, 2000. For financial statements purposes, the Company plans to change its fiscal year from September 30 to December 31.

CHANGE IN CONTROL. On August 2, 1999, Century Partners Group, Ltd. ("Century"), a Florida limited partnership, purchased an aggregate 8,855,000 shares of Class A and Class B common stock of the Company, from Chai Capital, Ltd. ("Chai"), the Company's principal shareholder prior to this transaction, which resulted in a change in control of the Company. In addition, Century acquired options to purchase, directly from the Company, 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), in consideration of the payment of $1,130,998. The options provided the exercise price may be tendered in cash or by conveyance to the Company, assets having a fair market value equal to the exercise price.

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

As a result of the above transactions, as of September 30, 1999, Century had obtained a 88.7% interest in the Company. Under generally accepted accounting principles, Century's basis in the Company is pushed down to the separate financial statements of the Company. As a result, to the extent of this 88.7% change in ownership, assets and liabilities of the Company were adjusted to the fair value, capital was adjusted to reflect Century's purchase price for its ownership interest, including a reclassification of the predecessor's accumulated deficit against additional paid in capital and the difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill

RESULTS OF OPERATIONS

GENERAL

         The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                  MARCH 31, 2000          MARCH 31, 1999
                                                ------------------     -------------------
Revenues                                              100.0%                  100.0%
Cost of homes sold                                     85.3                    90.1
Selling, general and administrative expenses            8.3                    11.4
Depreciation, amortization and interest expense         3.4                     1.8
Net income (loss)                                       3.0                    (3.3)

                                                  SIX MONTHS ENDED       SIX MONTHS ENDED
                                                  MARCH 31, 2000          MARCH 31, 1999
                                                ------------------     -------------------
Revenues                                              100.0%                  100.0%
Cost of homes sold                                     86.0                    88.4
Selling, general and administrative expenses            9.0                    11.1
Depreciation, amortization and interest expense         2.2                     1.4
Net income (loss)                                       2.8                    (0.9)

BACKLOG AND LOTS FOR SALE OR UNDER OPTION OR CONTRACT

The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At March 31, 2000, approximately 55% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on.

BACKLOG OF HOMES AND LOTS FOR SALE

                                                   March 31, 2000        SEPTEMBER 30, 1999         March 31, 1999
                                                   --------------        ------------------         --------------
Number of homes in backlog                                  346                     451                       267
Aggregate sales value of homes in backlog           $47,847,000             $59,317,000               $36,159,000
Lots for sale                                               773                     935                       493
Lots under development                                    1,018                     766                         0
Lots under option or contract                               839                     694                         0

COMPARISON OF THE THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999

         Revenues from home sales increased $8.2 million or 71.8% from $12.2 million for the three months ended March 31, 1999 to $21.0 million for the three months ended March 31, 2000. The average selling price of delivered units rose $5,735 or 4.6% during the three-month period ended March 31, 2000 from $124,055 to $129,790, compared to the corresponding three-month period last year. This increase is primarily attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes. The total number of homes delivered during the comparable period increased 6% from 98 to 157. Revenue from other sources increased by approximately $550,000. The increase is primarily attributable to management fee income and minority interest income generated.

Cost of homes sold increased $6.9 million or 6.3% from $11.0 million for the three months ended March 31, 1999 to $17.9 million for the three months ended March 31, 2000. The change is primarily attributable to the increase in the number of homes sold. Cost of homes sold as a percentage of home sales decreased from 90.5% for the three months ended March 31, 1999 to 87.9% for the three months ended March 31, 2000. This 2.6% decrease of cost of homes sold as a percentage of sales revenue is primarily attributable to the increase in the average sales price of the product sold.

Selling, general and administrative ("SG&A") expenses increased from $1.4 million for the three months ended March 31, 1999, to $1.7 million for the three months ended March 31, 2000. The increase is primarily attributable to the increased selling cost associated with the higher number of units sold. SG&A expenses as a percentage of total revenues decreased from 11.4% during the three months ended March 31, 1999 to 8.3% for the three months ended March 31, 2000, as a result of the Company's ability to leverage overhead.

Depreciation and amortization increased approximately $500,000, due to the acquisition of furnishings and inception of new loans.

Net income increased approximately $1.0 million from a $394,948 loss for the three-month period ended March 31, 1999 to $635,206 income for the corresponding period ended March 31, 2000.

COMPARISON OF THE SIX-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999

Revenues from home sales increased 59.2% from $26.7 million for the six months ended March 31, 1999 to $42.4 million for the six months ended March 31, 2000. The average selling price of delivered units rose $7,050 or 5.8% during the six-month period ended March 31, 2000, from $121,200 to $128,250, compared to the corresponding six-month period last year. This increase is attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes. The total number of homes delivered during the comparable period increased 50% from 220 to 331. Revenue from other sources increased by approximately $1.2 million. The increased is primarily attributable to management fee income and minority interest income generated.

Cost of homes sold increased $13.9 million or 58.8% from $23.8 million for the six months ended March 31, 1999 to $37.7 million for the six months ended March 31, 2000. The change is primarily attributable to the increase in the number of homes sold. Cost of homes sold as a percentage of home sales decreased from 89.1% for the six months ended March 31, 1999 to 88.8% for the six months ended March 31, 2000. This 0.3% decrease of cost of homes sold as a percentage of sales revenue is primarily attributable to the increase in the sales price and on the mix of the product sold.

Selling, general and administrative ("SG&A") expenses increased from $3.0 million for the six months ended March 31, 1999, to $4.0 million for the six months ended March 31, 2000. The increase is primarily attributable to the increased selling cost higher number associated with the higher number of units sold. SG&A expenses as a percentage of total revenues decreased from 11.1% during the six months ended March 31, 1999 to 9.0% for the six months ended March 31, 2000, as a result of the Company's ability to leverage overhead.

Depreciation and amortization increased approximately $600,000, due to the acquisition of furnishings and inception of new loans.

Net income increased approximately $1.4 million from a $236,455 loss for the six-month period ended March 31, 1999 to $1,199,775 income for the corresponding period ended March 31, 2000.

LIQUIDITY AND FINANCIAL RESOURCES

GENERAL

At March 31, 2000, the Company had borrowings from banks and third parties aggregating approximately $35.5 million compared to $42.1 million at September 30, 1999. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At March 31, 2000, the Company had an aggregate of $54.5 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Malibu Bay, Harmony Lakes, Tesoro at Forest Lakes, Lago del Sol, Fiesta, Los Castillos at Windsor Palms, Las Costas, Dimensions, Century Park at Flagler, Southwind Cove, Inspiration, Citrus Isles and La Cascada projects.

CASH FLOWS

Net cash provided by operating activities of $2,783,642 for the six months ended March 31, 2000 included (1) net income of $1,199,775; (2) adjustments for non-cash items of $942,820 and (3) a net change of $641,047 in operating assets and liabilities, compared to net cash provided by operating activities of $5,081,829 for the six months ended March 31, 1999, which included (1) a net loss of $236,455; (2) adjustments for non-cash items of $372,742 and (3) a net change of $4,945,542 in operating assets and liabilities. Net cash used in investing activities of $402,457 for the six months ended March 31, 2000 included (1) $253,683 for the purchase of furnishings and (2) $148,774 of cost associated with speculation on possible future projects, compared to net cash provided in investing activities of $8,783 for the six month period ended March 31, 1999 which was the result of (1) proceeds from the sale of certain furnishings. Net cash used in financing activities of $3,191,456 for the six months ended March 31, 2000 included (1) net principal repayments of $7,013,694 on acquisition, development and construction loans; (2) payments of $735,221 associated with the acquisition of new loans for the acquisition, development and construction of new inventory; (3) net proceeds of $411,472 from notes and loan payables and (4) proceeds of $4,145,987 resulting from the issuance of stock, compared to net cash used in financing activities of $5,043,954 for the six month period ended March 31, 1999, which included (1) net principal repayments of $4,718,850 on acquisition, development and construction loans; (2) Reorganization cost payments of $127,453; (3) payments of $79,936 associated with the acquisition of new loans for the acquisition, development and construction of new inventory and (4) principal payments of $117,715 to notes and loans payables. Net cash increased $1,584,731 for the six months ended March 31, 2000 compared to a net cash increase of $529,537 for the six months ended March 31, 1999.

PART II.  OTHER INFORMATION

ITEM - 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 20, 2000, at the Special Meeting of Shareholders of the Company, the shareholders of the Company approved and adopted the proposal to amend the Company's Articles of Incorporation to provide for one class of Common Stock, $.001 par value per share, and in so doing effectuating the automatic conversion of the outstanding shares of Class A Common Stock and outstanding shares of Class B Common Stock into a like number of shares of the Company's newly designated Common Stock.

ITEM - 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 20, 2000, at the Special Meeting of Shareholders of the Company, the shareholders of the Company voted upon, approved and adopted the following:

(A) An amendment to the Company's Articles of Incorporation to change the Company's name to Century Builders Group, Inc. (32,088,647 votes were cast in favor of this proposal; 10,639 votes were cast against or withheld and there were 5,000 abstentions).

(B) An amendment to the Company's Articles of Incorporation to provide for only one class of Common Stock, $.001 par value per share, and in so doing to effectuate the automatic conversion of outstanding shares of Class A Common Stock and outstanding shares of Class B Common Stock into a like number of shares of the Company's newly designated Common Stock (30,716,608 votes were cast in favor of this proposal; 1,379,268 votes were cast against or withheld and there were 1,361,559 abstentions).

(C) An amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company to 95,000,000 shares, $.001 par value per share (32,095,343 votes were cast in favor of this proposal; 21,559 votes were cast against or withheld and there were 300 abstentions).

(D) The election of the following six directors for a term of one year and until their successors are duly elected and qualified:

                 DIRECTOR NOMINEE           VOTES CAST FOR      VOTES WITHHELD
                 ----------------           --------------      --------------
                 Sergio Pino                  32,095,343            8,943
                 Armand J. Guerra             32,096,443            7,843
                 Jose Cancela                 32,096,443            7,843
                 Gabriel M. Bustamante        32,096,443            7,843
                 Carlos Garcia                32,095,943            8,343
                 Humberto Lorenzo             32,096,443            7,843

(E) The ratification of the appointment of Deloitte & Touche LLP, as the Company's independent public accountants for the fiscal year ending December 31, 2000 (32,093,019 votes were cast in favor of this proposal; 9,959 votes were cast against or withheld and there were 1,308 abstentions).

ITEM - 6

EXHIBITS AND REPORTS ON FORM 8-K

3.1   Amendment to the Company's Articles of Incorporation dated April 20, 2000.
27    Financial Data Schedule


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                        /S/ SERGIO PINO
                                              -----------------------------
                                              Sergio Pino
                                              Chairman of the Board, President,
                                              and Chief Executive Officer
                                              (Principal Executive Officer)


Date: May 12, 2000                        /S/ EMILIANO DE LA FUENTE, JR.
                                              ------------------------------
                                              Emiliano de la Fuente, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   3.1          Amendment to the Company's Articles of Incorporation dated
                April 20, 2000.

   27           Financial Data Schedule