Form 10-Q
period 2000-06-30
CENTURY BUILDERS GROUP INC
filed 2000-08-11
CIK 926613

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076

                          CENTURY BUILDERS GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                   65-0502494
   -------------------------------------------------------------------------
    (State or other jurisdiction of                 (IRS Employer I.D. No.)
     incorporation or organization)

  7270 N. W. 12th Street, Suite 410,  Miami, FL                     33126
  ----------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

                                 (305) 599-8100
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
             ------------------------------------------------------
           (Former name of the Registrant if changed from last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                               Outstanding at
             Class                                             August 10, 2000
             -----                                             ---------------
  Common Stock, $.001 Par Value                                  37,572,112

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                             No.
                                                                            ----
PART I

ITEM-1    FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets -
          June 30, 2000 (unaudited) and September 30, 1999                     3

          Consolidated Condensed Statements of Operations (unaudited)-
          Three and Nine Months Ended June 30, 2000 (Purchase Accounting
          Basis) and 1999 (Predecessor Basis)                                  4

          Consolidated Condensed Statements of Cash Flows (unaudited)-
          Nine Months Ended June 30, 2000 (Purchase Accounting
          Basis) and 1999 (Predecessor Basis)                                  5

          Notes to Consolidated Condensed Financial Statements (unaudited)     6

ITEM-2    MANAGEMENT'S DISCUSSION

          Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

PART II   OTHER INFORMATION

ITEM - 2  Changes in Securities and Use of Proceeds                           13

ITEM - 4  Submission of Matters to a Vote of Securities Holders               13

ITEM - 6  Exhibits and Reports on Form 8-K                                    14

          Signatures                                                          15

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                June 30,     September 30,
                                                                                  2000            1999
                                                                               -----------    -----------
                                                                               (Unaudited)
ASSETS
Cash                                                                           $ 1,896,345    $ 2,395,002
Land and land development costs                                                 47,843,804     39,327,397
Construction-in-progress                                                        14,565,560     25,305,277
Model furnishings                                                                  380,918        290,023
Deferred loan costs                                                                596,830        281,935
Goodwill                                                                         5,580,552      5,799,942
Investments in unconsolidated partnerships                                       2,056,200      1,463,391
Other assets                                                                     3,092,904      2,846,015
                                                                               --------------------------
                                                                               $76,013,113    $77,708,982
                                                                               ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Customer deposits                                                              $ 2,220,796    $ 2,253,529
Accounts payable and accrued liabilities                                         3,334,777      3,250,605
Acquisition, development, and construction loans payable                        33,800,821     41,377,879
Notes and loans payable                                                            682,784        709,289
                                                                               --------------------------
                                                                                40,039,178     47,591,302
                                                                               --------------------------
Shareholders' equity:  (See Note 2)
  Common Stock, $.001 par, 95,000,000 shares authorized,
    37,572,112 shares issued and outstanding at June 30, 2000                       37,572             --
   Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued                  --             --
   Class A Common Stock, $.01 par, 40,000,000 shares authorized, 33,412,718
     shares issued and outstanding at September 30, 1999, converted in 2000             --        334,128
   Class B Common Stock, $.01 par, 1,500,000 shares authorized, issued and
     outstanding at September 30, 1999, converted in 2000                               --         15,000
   Additional paid-in capital                                                   34,232,995     29,768,552
   Retained earnings                                                             1,703,368             --
                                                                               --------------------------
                                                                                35,973,935     30,117,680
                                                                               --------------------------
                                                                               $76,013,113    $77,708,982
                                                                               ==========================

            See Notes to Consolidated Condensed Financial Statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended                Nine months ended
                                                        June 30,                         June 30,
                                              ----------------------------     ----------------------------
                                                 2000            1999             2000            1999
                                               (Purchase                       (Purchase
                                               Accounting     (Predecessor     Accounting      (Predecessor
                                                 Basis)          Basis)           Basis)          Basis)
                                              ------------    ------------     ------------    ------------
Revenues:
     Sales of homes                           $ 15,807,340    $ 13,715,059     $ 58,257,332    $ 40,378,333
     Interest income                                12,503           7,159           28,127          27,234
     Other income                                  689,850         110,623        2,076,845         306,203
                                              ------------    ------------     ------------    ------------
                                                16,509,693      13,832,841       60,362,304      40,711,770
                                              ------------    ------------     ------------    ------------
Operating cost and expenses:
     Cost of homes sold                         14,207,344      13,227,713       51,934,977      36,979,873
     Selling expenses                            1,070,294         914,857        3,646,637       2,948,306
     General and administrative                    519,616         555,971        1,904,420       1,501,948
     Depreciation and amortization                 206,278         644,287        1,156,289       1,017,029
     Interest expense                                2,568           6,809           16,613          17,865
                                              ------------    ------------     ------------    ------------
                                                16,006,100      15,349,637       58,658,936      42,465,021
                                              ------------    ------------     ------------    ------------
     Income (loss) before income taxes             503,593      (1,516,796)       1,703,368      (1,753,251)

     Provision for income taxes                         --              --               --              --
                                              ------------    ------------     ------------    ------------
Net income (loss)                             $    503,593    $ (1,516,796)    $  1,703,368    $ (1,753,251)
                                              ============    ============     ============    ============
Basic and diluted earnings (loss)                                                                         $
  per share                                   $       0.01    $      (0.27)    $       0.05    $      (0.31)
                                              ============    ============     ============    ============
Weighted average common shares outstanding      37,572,112       5,645,968       36,027,440       5,645,968
                                              ============    ============     ============    ============

            See Notes to Consolidated Condensed Financial Statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                       June 30,
                                                                            -----------------------------
                                                                                2000
                                                                             (Purchase           1999
                                                                             Accounting      (Predecessor
                                                                               Basis)            Basis)
                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $  1,703,368     $ (1,753,251)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, amortization and other non-cash charges                    1,163,480        1,017,029
Changes in assets and liabilities:
      Land, land development costs, and construction-in-progress               2,223,310        7,613,364
      Other assets                                                              (345,103)        (481,838)
      Customer deposits                                                          (32,733)         358,113
      Accounts payable and accrued liabilities                                    84,172         (987,210)
                                                                            ------------     ------------
Net cash provided by operating activities                                      4,796,494        5,766,207
                                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase of) proceeds from sale of furnishings                           (279,752)          21,059
      Acquisition of a minority interest in a joint venture                     (600,000)              --
      Deposits in future projects (included in other assets)                    (100,075)              --
                                                                            ------------     ------------
Net cash (used in) provided by investing activities                             (979,827)          21,059
                                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from acquisition, development and construction loans           34,976,924       24,380,911
      Payments on acquisition, development and construction loans            (42,553,982)     (29,587,944)
      Deferred loan cost payments                                               (857,748)        (240,130)
      Proceeds from notes and loans payable                                    1,100,000               --
      Payments on notes and loans payable                                     (1,126,505)        (164,293)
      Proceeds from issuance of stock                                          4,145,987               --
                                                                            ------------     ------------
Net cash used in financing activities                                         (4,315,324)      (5,611,456)
                                                                            ------------     ------------
NET (DECREASE) INCREASE IN CASH                                                 (498,657)         175,810
CASH BEGINNING OF PERIOD                                                       2,395,002          482,879
                                                                            ------------     ------------
CASH END OF PERIOD                                                          $  1,896,345     $    658,689
                                                                            ============     ============
     Supplemental disclosure of cash flow information:
        1. Cash paid for interest, net of amount capitalized                $     16,613     $     17,865
                                                                            ------------     ------------
        2. On June 30, 2000, the Company sold land for $650,000. In exchange, the Company received $150,000 cash and a $500,000 note from a third party (included in other assets).

            See Notes to Consolidated Condensed Financial Statements

                     CENTURY BUILDERS GROUP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Century Builders Group, Inc. ("the Company", formerly known as Weitzer Homebuilders Incorporated) was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly owned subsidiaries, in the design, construction and sale of moderately priced single-family residences and townhouses in Miami-Dade and Broward counties in South Florida.

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

NOTE 2 - CAPITAL STOCK

On April 20, 2000 the Company held a special meeting of its shareholders. At this meeting the Company's Articles of Incorporation were amended to provide for only one class of Common Stock, $.001 par value per share, and in so doing to cause the automatic conversion of outstanding shares of Class A Common Stock and outstanding shares of Class B Common Stock into a like number of shares of the Company's newly designated Common Stock. See Item 4 for items voted on at the shareholders' meeting.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2000, the Company was indebted to Century Partners Group, Ltd., the Company's primary shareholder, in the amount of $600,000. This amount is included in "Notes and loans payable" of the Company's consolidated balance sheet. These funds were used to finance the acquisition of a minority interest in a joint venture.

ITEM - 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Notes to the Consolidated Condensed Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form-10K for the year ended September 30, 1999. Management of the Company believes that quarterly comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in product mix, changes in the costs of materials and labor and other economic factors.

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

Change of Fiscal Year. The Internal Revenue Service has accepted the Company's application to change its fiscal tax year to end as of December 31, commencing with the year ending December 31, 2000. For financial statements purposes, the Company plans to change its fiscal year from September 30 to December 31. As a result of this anticipated change, for information purposes only, the following Consolidated Condensed Statement of Operations is presented:

                                                 Six months ended
                                                      June 30,
                                            ----------------------------
                                                2000
                                             (Purchase          1999
                                             Accounting     (Predecessor
                                               Basis)          Basis)
                                            ------------    ------------
       Revenues:
       Sales of homes                       $ 36,184,293    $ 25,872,453
       Other income                            1,308,673         171,886
                                            ------------    ------------
                                              37,492,966      26,044,339
                                            ------------    ------------
       Operating cost and expenses:
       Cost of homes sold                     32,108,712      24,230,168
       Selling, G & A and other expenses       4,245,455       3,725,915
                                            ------------    ------------
                                              36,354,167      27,956,083
                                            ------------    ------------
       Net income (loss)                    $  1,138,799    $ (1,911,744)
                                            ============    ============

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

On September 2, 1999 and September 30, 1999, Century exercised their option and received 22,123,893 aggregate shares of Class A Common Stock of the Company, at $1.13 per share. As consideration for issued shares, Century conveyed to the Company cash, cash equivalents, Century's interest in five limited partnerships and certain other assets. Three of the limited partnerships conveyed were substantially owned subsidiaries of Century and the other two limited partnerships were 50% owned by Century.

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

On March 9, 2000, Century, the Company's principal shareholder, purchased 2,637,644 shares of the Company's Class A Common Stock at $1.56 per share. As a result of this transaction, Century's interest in the Company increased to 89.47%.

Results of Operations

General

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                 Three Months     Three Months
                                                  Ended June       Ended June
                                                   30, 2000         30, 1999
                                                 ------------     ------------
Revenues                                            100.0%           100.0%
Cost of homes sold                                   86.1             95.6
Selling, general and administrative expenses          9.6             10.6
Depreciation, amortization and interest expense       1.3              4.7
                                                 ------------     ------------
Net income (loss)                                     3.0            (10.9)
                                                 ============     ============

                                                 Nine Months      Nine Months
                                                  Ended June       Ended June
                                                   30, 2000         30, 1999
                                                 -----------      -----------
Revenues                                            100.0%           100.0%
Cost of homes sold                                   86.0             90.8
Selling, general and administrative expenses          9.2             10.9
Depreciation, amortization and interest expense       1.9              2.6
                                                 ------------     ------------
Net income (loss)                                     2.9             (4.3)
                                                 ============     ============

Backlog and Lots for Sale or Under Option or Contract

The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At June 30, 2000, approximately 48% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on.

Backlog of Homes and Lots for Sale

                                               June 30,    September 30,     June 30,
                                                2000           1999           1999
                                             -----------    -----------    -----------
Number of homes in backlog                           466            451            322
Aggregate sales value of homes in backlog    $62,860,000    $59,317,000    $40,851,000
Lots for sale                                        656            935            338
Lots under development                             1,137            766             --
Lots under option or contract                        720            694             --

Comparison of the Three-Month Period Ended June 30, 2000 and 1999

Revenues from home sales increased $2.1 million or 15.3% from $13.7 million for the three months ended June 30, 1999 to $15.8 million for the three months ended June 30, 2000. The average selling price of delivered units increased by $305 during the three-month period ended June 30, 2000 from $137,150 to $137,455, compared to the corresponding three-month period last year. The increase is primarily attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes. The total number of homes delivered during the comparable period increased 15% from 100 to
115. Revenue from other sources increased by approximately $580,000. The increase is primarily attributable to management fee income and minority interest income generated.

Cost of homes sold increased $1.0 million or 7.4% from $13.2 million for the three months ended June 30, 1999 to $14.2 million for the three months ended June 30, 2000. The change is primarily attributable to the increase in the number of homes sold. Cost of homes sold as a percentage of home sales decreased from 96.4% for the three months ended June 30, 1999 to 89.9 % for the three months ended June 30, 2000. This 6.5% decrease of cost of homes sold as a percentage of sales revenue is primarily attributable to the inclusion of approximately $800,000 impairment charge related to the Company's assessment of the recoverability of certain projects, in cost of homes sold for the period ended June 30, 1999.

Selling, general and administrative ("SG&A") expenses increased from $1.5 million for the three months ended June 30, 1999, to $1.6 million for the three months ended June 30, 2000. The increase is primarily attributable to the increased selling cost associated with the higher number of units sold. SG&A expenses as a percentage of total revenues decreased from 10.6% during the three months ended June 30, 1999 to 9.6% for the three months ended June 30, 2000, as a result of the Company's ability to leverage overhead.

Depreciation and amortization decreased approximately $440,000, due to the approximately $340,000 in accelerated amortization of certain loan fees, included in depreciation and amortization for the three-month period ended June 30, 1999.

Net income increased approximately $2.0 million from a loss of $1,516,796 for the three-month period ended June 30, 1999 to income of $503,593 for the corresponding period ended June 30, 2000.

Comparison of the Nine-Month Period Ended June 30, 2000 and 1999

Revenues from home sales increased $17.9 million or 44.3% from $40.4 million for the nine months ended June 30, 1999 to $58.3 million for the nine months ended June 30, 2000. The average selling price of delivered units rose $4,440 or 3.5% during the nine-month period ended June 30, 2000, from $126,180 to $130,620, compared to the corresponding nine-month period last year. This increase is attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes. The total number of homes delivered during the comparable period increased 39.4% from 320 to 446. Revenue from other sources increased by approximately $1.8 million. The increased is primarily attributable to management fee income and minority interest income generated.

Cost of homes sold increased $15.0 million or 40.4% from $37.0 million for the nine months ended June 30, 1999 to $51.9 million for the nine months ended June 30, 2000. The change is primarily attributable to the increase in the number of homes sold. Cost of homes sold as a percentage of home sales decreased from 91.6% for the nine months ended June 30, 1999 to 89.1% for the nine months ended June 30, 2000. This 2.5% decrease of cost of homes sold as a percentage of sales revenue is primarily attributable to the increase in the sales price, the mix of the product sold and on the inclusion of approximately $800,000 impairment charge related to the Company's assessment of the recoverability of certain projects, in cost of homes sold for the period ended June 30, 1999.

Selling, general and administrative ("SG&A") expenses increased from $4.5 million for the nine months ended June 30, 1999, to $5.6 million for the nine months ended June 30, 2000. The increase is primarily attributable to the increased selling cost higher number associated with the higher number of units sold. SG&A expenses as a percentage of total revenues decreased from 10.9% during the nine months ended June 30, 1999 to 9.2% for the nine months ended June 30, 2000, as a result of the Company's ability to leverage overhead.

Depreciation and amortization increased approximately $140,000, due to the acquisition of furnishings and the financing of new projects.

Net income increased approximately $3.5 million from a loss of $1,753,251 for the nine-month period ended June 30, 1999 to income of $1,703,368 for the corresponding period ended June 30, 2000.

Liquidity and Financial Resources

General

At June 30, 2000, the Company had borrowings from banks and third parties aggregating approximately $34.5 million compared to $42.1 million at September 30, 1999. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At June 30, 2000, the Company had an aggregate of $52.5 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Malibu Bay, Lago del Sol, Los Castillos at Windsor Palms, Las Costas, Dimensions, Century Park at Flagler, Southwind Cove, Citrus Isles and Las Cascadas projects.

Cash Flows

Net cash provided by operating activities of $4,796,494 for the nine months ended June 30, 2000 included (1) net income of $1,703,368; (2) adjustments for non-cash items of $1,163,480 and (3) a net change of $1,929,646 in operating assets and liabilities, compared to net cash provided by operating activities of $5,766,207 for the nine months ended June 30, 1999, which included (1) a net loss of $1,753,251; (2) adjustments for non-cash items of $1,017,029 and (3) a net change of $6,502,429 in operating assets and liabilities. Net cash used in investing activities of $979,827 for the nine months ended June 30, 2000 included (1) $279,752 for the purchase of furnishings; (2) $600,000 in an investment in a joint venture and (3) $100,075 of costs associated with speculation on possible future projects, compared to net cash provided in investing activities of $21,059 for the nine month period ended June 30, 1999 which was the result of proceeds from the sale of certain furnishings. Net cash used in financing activities of $4,315,324 for the nine months ended June 30, 2000 included (1) net principal repayments of $7,577,058 on acquisition, development and construction loans; (2) payments of $857,748 associated with the acquisition of new loans for the acquisition, development and construction of new inventory; (3) net payments of $26,505 on notes and loan payables and (4) proceeds of $4,145,987 resulting from the issuance of stock, compared to net cash used in financing activities of $5,611,456 for the nine month period ended June 30, 1999, which included (1) net principal repayments of $5,207,033 on acquisition, development and construction loans; (2) payments of $240,130 associated with the acquisition of new loans for the acquisition, development and construction of new inventory and (3) principal payments of $164,293 to notes and loans payables. Net cash decreased $498,657 for the nine months ended June 30, 2000 compared to a net cash increase of $175,810 for the nine months ended June 30, 1999.

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

(D) The election of the following six directors for a term of one year and until their successors are duly elected and qualified:

                 Director Nominee           Votes Cast For   Votes Withheld
                 ------------------------   --------------   --------------
                 Sergio Pino                  32,095,343         8,943
                 Armando J. Guerra            32,096,443         7,843
                 Jose C. Cancela              32,096,443         7,843
                 Gabriel M. Bustamante        32,096,443         7,843
                 Carlos M. Garcia             32,095,943         8,343
                 Humberto Lorenzo             32,096,443         7,843

(E) The ratification of the appointment of Deloitte & Touche LLP, as the Company's independent public accountants for the fiscal year ending December 31, 2000 (32,093,019 votes were cast in favor of this proposal; 9,959 votes were cast against or withheld and there were 1,308 abstentions).

ITEM - 6

EXHIBITS AND REPORTS ON FORM 8-K

 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: August 10, 2000

   /S/SERGIO PINO
   ------------------------------------------
   Sergio Pino
   Chairman of the Board, President and
   Chief Executive Officer
   (Principal Executive Officer)


   Date: August 10, 2000

   /S/EMILIANO DE LA FUENTE JR.
   ------------------------------------------
   Emiliano de la Fuente, Jr
   Senior Vice President and
   Chief Financial Officer
   (Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial Data Schedule