Form 10-Q/A
period 1999-12-31
CENTURY BUILDERS GROUP INC
filed 2000-10-06
CIK 926613

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           ( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

          (X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076

                        WEITZER HOMEBUILDERS INCORPORATED
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                Florida                                       65-0502494
         ---------------------------------------------------------------
         (State or other jurisdiction of              (IRS Employer I.D. No.)
           incorporation or organization)

         7270 N. W. 12th Street, Suite 410,  Miami, FL             33126
         ---------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


                                 (305) 599-8100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

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

                               INDEX TO FORM 10-Q
                                                                            Page
                                                                             No.
                                                                            ----

PART I

ITEM-1       FINANCIAL STATEMENTS

             Consolidated Condensed Balance Sheets -                         3
             December 31, 1999 (unaudited) and September 30, 1999

             Consolidated Condensed Statements of Operations (unaudited)- Three Months Ended December 31, 1999 (Purchase Accounting
              Basis) and 1998 (Predecessor Basis)                            4

             Consolidated Condensed Statements of Cash Flows (unaudited)- Three Months Ended December 31, 1999 (Purchase Accounting
              Basis)and 1998 (Predecessor Basis)                             5

             Notes to Consolidated Condensed Financial Statements            6

ITEM-2       MANAGEMENT'S DISCUSSION

             Discussion and Analysis of Financial Condition and

             Results of Operations                                           7

PART II      OTHER INFORMATION


             Exhibits and Reports on Form 8-K                                11

             Signatures                                                      11

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    December 31,    September 30,
                                                                        1999           1999
                                                                    (Unaudited)
ASSETS
Cash                                                                $ 4,073,968     $ 2,395,002
Land and land development costs                                      37,776,292      39,327,397
Construction-in-progress                                             22,291,475      25,305,277
Model furnishings
                                                                        250,191         290,023
Deferred loan costs

                                                                        377,109         281,935
Goodwill

                                                                      5,726,192       5,799,942
Investments in unconsolidated partnerships                            1,455,891       1,463,391
Other assets                                                          3,951,590       2,846,015
                                                                    -----------     -----------
                                                                    $75,902,708     $77,708,982
                                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Customer deposits                                                   $ 2,175,187     $ 2,253,529
Accounts payable and accrued liabilities                              5,760,329       3,250,605
Acquisition, development, and construction loans payable             36,404,428      41,377,879
Notes and loans payable                                                 854,527         709,289
                                                                    -----------     -----------
                                                                     45,194,471      47,591,302
                                                                    -----------     -----------

Shareholders' equity:
   Preferred Stock, $.01 par, 5,000,000 shares authorized, none
     issued                                                                  --              --
   Class A Common Stock, $.01 par, 40,000,000 shares
     authorized, 33,434,468 and 3,412,718 shares issued and
     outstanding as of December 31, 1999 and September 30,
     1999, respectively                                                 334,345         334,128
   Class B Common Stock, $.01 par, 1,500,000 shares
     authorized, issued and outstanding                                  15,000          15,000
   Additional paid-in capital                                        29,794,323      29,768,552
   Retained earnings                                                    564,569              --
                                                                    -----------     -----------
                                                                     30,708,237      30,117,680
                                                                    -----------     -----------
                                                                    $75,902,708     $77,708,982
                                                                    ===========     ===========


            See Notes to Consolidated Condensed Financial Statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three months ended
                                                                 December 31,
                                                    -------------------------------------
                                                          1999                 1998
                                                       (Purchase          (Predecessor
                                                       Accounting             Basis)
                                                         Basis)
                                                    ----------------     ----------------
Revenues:
         Sales of homes                             $     22,073,039     $     14,505,880
         Interest income                                      30,323               11,637
         Other income                                        765,977              149,914
                                                    ----------------     ----------------
                                                          22,869,339           14,667,431
                                                    ----------------     ----------------


Operating costs and expenses:
         Cost of homes sold                               19,826,265           12,749,705
         Selling expenses                                  1,336,037            1,066,412
         General and administrative                          886,665              525,841
         Depreciation and amortization                       254,080              163,604
         Interest expense                                      1,723                3,376
                                                    ----------------     ----------------
                                                          22,304,770           12,724,475
                                                    ----------------     ----------------

         Income before income taxes                          564,569              158,493

         Provision for income taxes                               --                   --
                                                    ----------------     ----------------

         Net income                                 $        564,569     $        158,493
                                                    ================     ================


         Basic earnings per common share            $           0.02     $           0.03
                                                    ================     ================

         Diluted earnings per common share          $           0.02     $           0.02
                                                    ================     ================

         Weighted average number of
             common shares outstanding                    33,421,239            5,645,968
                                                    ================     ================

            See Notes to Consolidated Condensed Financial Statements

               WEITZER HOMEBUILDERS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three months ended
                                                                                          December 31,
                                                                             ---------------------------------
                                                                                  1999               1998
                                                                               (Purchase         (Predecessor
                                                                               Accounting            Basis
                                                                                 Basis)
                                                                             -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $     564,569       $     158,493
  Adjustments to reconcile net income to net cash provided by (used
  in) operating activities:
  Depreciation, amortization and other non-cash charges                            284,468             226,895
Changes in assets and liabilities:
  Land, land development costs, and construction-in-progress                     4,564,907           2,223,737
  Other assets                                                                    (705,575)            620,207
  Customer deposits                                                                (78,342)             15,353
  Accounts payable and accrued liabilities                                       2,509,724            (834,468)
                                                                             -------------       -------------
                                                                                 6,575,182           2,251,724
                                                                             -------------       -------------
Net cash provided by operating activities                                        7,139,751           2,410,217
                                                                             -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Deposits on future projects                                                     (300,000)                 --
                                                                             -------------       -------------
Net cash used in investing activities                                             (300,000)                 --
                                                                             -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from acquisition, development and construction loan
  borrowings                                                                    11,236,445           8,566,808
  Payments on acquisition, development and construction loans                  (16,209,896)        (10,814,739)
  Deferred loan cost payments                                                     (197,404)            (14,936)
  Payments on notes payable                                                        (15,918)            (47,393)
  Proceeds from issuance of stock options                                           25,988
                                                                             -------------       -------------
Net cash used in financing activities                                           (5,160,785)         (2,310,260)
                                                                             -------------       -------------

NET INCREASE IN CASH                                                             1,678,966              99,957

CASH BEGINNING OF PERIOD                                                         2,395,002             482,879
                                                                             -------------       -------------
CASH END OF PERIOD                                                           $   4,073,968       $     582,836
                                                                             -------------       -------------

Supplemental disclosure of cash flow information:
  Cash paid for interest, net of amount capitalized                          $       1,723       $       3,376
                                                                             =============       =============

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

Results of Operations

General

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                       Three Months Ended        Three Months Ended
                                                       December 31, 1999         December 31, 1998
                                                     ----------------------    ----------------------
Revenues                                                     100.0%                    100.0%
Cost of homes sold                                            86.7                      86.9
Selling, general and administrative expenses                   9.7                      10.9
Depreciation, amortization and interest expense                1.1                       1.1
Net income                                                     2.5                       1.1

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

Backlog of Homes and Lots for Sale

                                                     December 31, 1999        December 31, 1998
                                                   ---------------------    ---------------------
Number of homes in backlog                                        400                      214
Aggregate sales value of homes in backlog          $       54,785,000        $      28,921,000
Lots for sale                                                     761                      644
Lots under development                                            935                        0
Lots under option or contract                                   1,091                        0

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

PART II.  OTHER INFORMATION

ITEM - 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) On December 2, 1999, the Company filed a Current Report on Form 8-K with respect to a change of its independent certified public accountants.
(b) On December 15, 1999 the Company filed a Current Report on Form 8-K/A with respect to a letter by its former independent certified public accountants agreeing to the statements made by the Company on Form 8-K filed December 2, 1999
(c)   27 - Financial Data Schedule

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

Date: February 11, 2000

/s/ Sergio Pino
---------------
Sergio Pino
Chairman of the Board, President,
And Chief Executive Officer
(Principal Executive Officer)


Date: February 11, 2000

/s/ Emiliano de la Fuente, Jr.
------------------------------
Emiliano de la Fuente, Jr.
Vice President and Chief Financial Officer
(Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT         DESCRIPTION
-------         -----------

  27            Financial Data Schedule