Form 10-Q
period 2000-09-30
CENTURY BUILDERS GROUP INC
filed 2000-11-14
CIK 926613

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  the quarterly period ended September 30, 2000

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

                                       N/A
           -----------------------------------------------------------
           (Former name of the Registrant if changed from last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes ___ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
         Class                                     November 9, 2000
         -----                                     ----------------

Common Stock, $.001 Par Value                         41,305,445

                               INDEX TO FORM 10-Q

                                                                                           Page
                                                                                            No.
                                                                                           ----
PART I

ITEM-1               FINANCIAL STATEMENTS

                     Consolidated Condensed Balance Sheets - September 30, 2000
                     (unaudited), December 31, 1999 (unaudited) and September 30, 1999      3

                     Consolidated Condensed Statements of Operations (unaudited)-
                     Three and Nine Months Ended September 30, 2000 (Purchase
                     Accounting Basis) and 1999 (Predecessor Basis)                         4

                     Consolidated Condensed Statements of Cash Flows (unaudited)-
                     Nine Months Ended September 30, 2000 (Purchase Accounting
                     Basis) and 1999 (Predecessor Basis)                                    5

                     Notes to Consolidated Condensed Financial Statements (unaudited)       6

ITEM-2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          8

PART II              OTHER INFORMATION

ITEM - 2             Changes in Securities and Use of Proceeds                             13

ITEM - 6             Exhibits and Reports on Form 8-K                                      13

                     Signatures                                                            14

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     September 30,         December 31,      September 30,
                                                                         2000                 1999               1999
                                                                         ----                 ----               ----
                                                                      (Unaudited)          (Unaudited)
ASSETS
Cash                                                                   $3,875,983  $         4,073,968  $      2,395,002
Land and land development costs                                        47,792,660           37,776,292        39,327,397
Construction-in-progress                                               13,560,012           22,291,475        25,305,277
Model furnishings                                                         326,040              250,191           290,023
Deferred loan costs                                                       664,240              377,109           281,935
Goodwill                                                                5,506,782            5,726,192         5,799,942
Investments in unconsolidated partnerships                              2,063,970            1,455,891         1,463,391
Other assets                                                            3,863,903            3,951,590         2,846,015
                                                               ----------------------------------------------------------
                                                                      $77,653,590  $        75,902,708  $     77,708,982
                                                               ==========================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Customer deposits                                                      $2,893,412  $         2,175,187  $      2,253,529
Accounts payable and accrued liabilities                                2,350,117            5,760,329         3,250,605
Acquisition, development, and construction loans payable
                                                                       33,469,945           36,404,428        41,377,879
Notes and loans payable                                                    43,956              854,527           709,289
                                                               ----------------------------------------------------------
                                                                       38,757,430           45,194,471        47,591,302
                                                               ----------------------------------------------------------

Shareholders' equity: (See Note 2)
  Common Stock, $.001 par, 95,000,000 shares
    authorized, 41,305,445 shares issued and
    outstanding at September 30, 2000                                      41,305                    -                 -
   Preferred Stock, $.01 par, 5,000,000 shares
     authorized, none issued                                                    -                    -                 -
   Class A Common Stock, $.01 par, 40,000,000
     shares authorized, 33,434,468 and 33,412,718
     shares issued and outstanding at December 31
     and September 30, 1999, converted in 2000                                  -              334,345           334,128
   Class B Common Stock, $.01 par, 1,500,000 shares
     authorized, issued and outstanding at December
     31 and September 30, 1999, converted in 2000                               -               15,000            15,000
   Additional paid-in capital                                          37,029,262           29,794,323        29,768,552
   Retained earnings                                                    1,825,593              564,569                 -
                                                               ----------------------------------------------------------
                                                                       38,896,160           30,708,237        30,117,680
                                                               ----------------------------------------------------------
                                                                      $77,653,590         $ 75,902,708  $     77,708,982
                                                               ==========================================================

            See Notes to Consolidated Condensed Financial Statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    Three months ended                Nine months ended
                                                      September 30,                     September 30,
                                               ----------------------------     ----------------------------

                                                  2000              1999           2000             1999

                                                (Purchase      (Predecessor      (Purchase    (Predecessor Basis)
                                             Accounting Basis)     Basis)        Accounting
                                                                                    Basis)
Revenues:
     Sales of homes                            $ 12,590,560    $ 13,322,672     $ 48,774,853    $ 39,195,125
     Interest income                                 22,250          12,423           43,157          28,020
     Other income                                   395,282         156,164        1,683,047         312,453
                                               ------------    ------------     ------------    ------------
                                                 13,008,092      13,491,259       50,501,057      39,535,598
                                               ------------    ------------     ------------    ------------

Operating cost and expenses:
     Cost of homes sold                          11,789,222      12,199,267       43,897,934      36,429,435
     Selling expenses                               464,693         975,960        2,775,293       2,857,854
     General and administrative                     291,030         447,366        1,308,785       1,423,473
     Depreciation and amortization                  339,206         368,708        1,241,415       1,222,133
     Interest expense                                 1,716           5,632           16,606          20,121
                                               ------------    ------------     ------------    ------------
                                                 12,885,867      13,996,933       49,240,033      41,953,016
                                               ------------    ------------     ------------    ------------
     Income (loss) before income taxes              122,225        (505,674)       1,261,024      (2,417,418)

     Provision for income taxes                          --              --               --              --
                                               ------------    ------------     ------------    ------------

Net income (loss)                              $    122,225    $   (505,674)    $  1,261,024    $ (2,417,418)
                                               ============    ============     ============    ============

Basic and diluted earnings
  (loss) per share                             $        .00    $       (.03)    $        .03    $       (.28)
                                               ============    ============     ============    ============

Weighted average common shares outstanding       38,059,068      14,674,587       37,081,018       8,688,579
                                               ============    ============     ============    ============

            See Notes to Consolidated Condensed Financial Statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                  ------------------------------------------

                                                                                         2000                1999

                                                                                       (Purchase      (Predecessor Basis)
                                                                                   Accounting Basis)
                                                                                   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                              $  1,261,024       $ (2,417,418)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation, amortization and other non-cash charges                             1,241,415          1,222,133
      Non-cash charge for impairment of long lived assets                                      --            883,150
Changes in assets and liabilities:
      Land, land development costs, and construction-in-progress                       (1,284,905)         4,637,982
      Other assets                                                                        110,550         (1,212,236)
      Customer deposits                                                                   718,225            323,313
      Accounts payable and accrued liabilities                                         (3,410,212)        (1,484,943)
                                                                                     ------------       ------------
Net cash (used in) provided by operating activities                                    (1,363,903)         1,951,981
                                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, equipment and model furnishings                              (243,354)           (81,831)
      Acquisition of a minority interest in a joint venture                              (600,000)                --
      Deposits in future projects (included in other assets)                             (326,266)          (165,504)
                                                                                     ------------       ------------
Net cash used in investing activities                                                  (1,169,620)          (247,335)
                                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from acquisition, development and construction loans                    27,812,019         24,675,350
      Payments on acquisition, development and construction loans                     (30,746,502)       (28,167,841)
      Deferred loan cost payments                                                        (834,132)          (170,996)
      Proceeds from issuance of stock options                                                  --          1,130,998
      Proceeds from issuance of common stock                                            6,914,724          2,404,355
      Proceeds from notes and loans payable                                               938,844            400,000
      Payments on notes and loans payable                                              (1,749,415)          (164,346)
                                                                                     ------------       ------------
Net cash provided by financing activities                                               2,335,538            107,520
                                                                                     ------------       ------------

NET (DECREASE) INCREASE IN CASH                                                          (197,985)         1,812,166
CASH BEGINNING OF PERIOD                                                                4,073,968            582,836
                                                                                     ------------       ------------
CASH END OF PERIOD                                                                   $  3,875,983       $  2.395.002
                                                                                     ============       ============
     Supplemental disclosure of cash flow information:
      1. Cash paid for interest, net of amount capitalized                           $     16,606       $     20,121
                                                                                     ------------       ------------
      2. Cash paid for income taxes                                                       550,000                 --
                                                                                     ------------       ------------
      3. On June 30, 2000, the Company sold land for $650,000. In exchange, the Company received $150,000 cash and a
         $500,000 note from a third party (included in other assets).

            See Notes to Consolidated Condensed Financial Statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Century Builders Group, Inc. (the "Company", formerly known as Weitzer Homebuilders Incorporated) was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly owned subsidiaries, in the design, construction and sale of single-family residences and townhouses in Miami-Dade and Broward counties in South Florida.

Comparative financial statements and notes to the consolidated financial statements for periods prior to the change in control (as described in Management's Discussion and Analysis of Financial Condition and Results of Operations) are reflected at their historical amounts as previously reported by the Company ("predecessor basis").

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. These financial statements do not include all information and notes required by accounting principles generally accepted in the United States for complete financial statements, and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999. The September 30, 1999 fiscal year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. The financial information furnished reflects all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations are not necessarily indicative of results of operations, which may be achieved in the future.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 19, 2000, Century Partners Group, Ltd. ("Century"), the Company's principal shareholder, purchased from the Company 3,733,333 shares of the Company's Common Stock at $0.75 per share, the closing price of the stock on September 18, 2000. As a result of this transaction, Century's interest in the Company increased to 90.42%.

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

Forward-looking statements involve known and unknown risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from forecasted results. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, followed by or including forward-looking terminology such as "may", "will", "should", "believe", "expect", "anticipate", "estimate", "continue" or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission (the "SEC"). Copies of the Company's SEC filings are available from the SEC or may be obtained upon request from the Company. The Company does not undertake any obligation to update the information contained herein, which speaks only as of this date.

Change of Fiscal Year. The Internal Revenue Service has accepted the Company's application to change its fiscal tax year to end as of December 31, commencing with the year ending December 31, 1999. For financial statements purposes, the Company has changed its fiscal year from September 30 to December 31.

Change in Control. On August 2, 1999, Century Partners Group, Ltd. ("Century"), a Florida limited partnership, purchased an aggregate 8,855,000 shares of Class A and Class B common stock of the Company, from Chai Capital, Ltd. ("Chai"), the Company's principal shareholder prior to this transaction, which resulted in a change in control of the Company. In addition, Century acquired options to purchase, directly from the Company, 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), in consideration of the payment of $1,130,998. The options provided that the exercise price may be tendered in cash or by conveyance to the Company of assets having a fair market value equal to the exercise price.

On September 2, 1999 and September 30, 1999, Century, the Company's principal shareholder, exercised their option and received 22,123,893 aggregate shares of Class A Common Stock of the Company, at $1.13 per share. As consideration for issued shares, Century conveyed to the

Company cash, cash equivalents, Century's interest in five limited partnerships and certain other assets. Three of the limited partnerships conveyed were substantially owned subsidiaries of Century and the other two limited partnerships were 50% owned by Century.

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

On March 9, 2000, Century purchased from the Company 2,637,644 shares of the Company's Class A Common Stock at $1.56 per share. As a result of this transaction, Century's interest in the Company increased to 89.47%.

On September 19, 2000, Century purchased from the Company 3,733,333 shares of the Company's Class A Common Stock at $0.75 per share, the closing price of the stock on September 18, 2000. As a result of this transaction, Century's interest in the Company increased to 90.42%.

Results of Operations

General

The following table sets forth for the periods presented certain items of the Company's consolidated financial statements expressed as a percentage of their respective total revenues:

                                                               Three Months Ended           Three Months Ended
                                                               September 30, 2000           September 30, 1999
                                                           ---------------------------  ---------------------------
Revenues                                                             100.0%                       100.0%
Cost of homes sold                                                    90.6                         90.4
Selling, general and administrative expenses                          5.8                          10.6
Depreciation, amortization and interest expense                       2.6                          2.8
                                                           ---------------------------  ---------------------------
Net income (loss)                                                     1.0%                        (3.8)%
                                                           ===========================  ===========================

                                                               Nine Months Ended            Nine Months Ended
                                                               September 30, 2000           September 30, 1999
                                                           ---------------------------  ---------------------------
Revenues                                                             100.0%                       100.0%
Cost of homes sold                                                    86.9                         92.2
Selling, general and administrative expenses                          8.1                          10.8
Depreciation, amortization and interest expense                       2.5                          3.1
                                                           ---------------------------  ---------------------------
Net income (loss)                                                     2.5%                        (6.1)%
                                                           ===========================  ===========================

Backlog and Lots for Sale or Under Option or Contract

The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At September 30, 2000, approximately 38% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that the Company will build on all of the available lots for sale.

Backlog of Homes and Lots for Sale

                                                     September 30, 2000              September 30, 1999
                                                  --------------------------      -------------------------
Number of homes in backlog                                   459                            451
Aggregate sales value of homes in backlog         $       62,661,000              $      59,317,000
Lots for sale                                               1,329                           935
Lots under development                                      1,055                           766
Lots under option or contract                                452                            694

Comparison of the Three-Month Period Ended September 30, 2000 and 1999

Revenues from home sales decreased $732,000 or 5.5% from $13.3 million for the three months ended September 30, 1999 to $12.6 million for the three months ended September 30, 2000. The average selling price of delivered units increased by $16,131 during the current quarter from $122,226 for the quarter ended September 30, 1999 to $138,358 for the quarter ended September 30, 2000. The increase is primarily attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes. Due to unanticipated temporary construction delays, the total number of homes delivered during the comparable period decreased 17% from 109 to 91. Revenue from other sources increased by approximately $249,000. The increase is primarily attributable to management fee income and minority interest income generated.

Cost of homes sold decreased $410,000 or 3.4% from $12.2 million for the three months ended September 30, 1999 to $11.8 million for the three months ended September 30, 2000. The change is primarily attributable to the decrease in the number of homes sold offset partially by the inclusion of approximately $880,000 impairment charge related to the Company's assessment of the recoverability of certain projects, in cost of homes sold for the period ended September 30, 1999. Cost of homes sold as a percentage of home sales increased from 91.6% for the three months ended September 30, 1999 to 93.6 % for the three months ended September 30, 2000. This 2.0% increase of cost of homes sold as a percentage of sales revenue is primarily attributable to the mix of the product sold.

Selling, general and administrative ("SG&A") expenses decreased from $1.3 million for the three months ended September 30, 1999, to $760,000 for the three months ended September 30, 2000. The decrease is primarily attributable to decreased selling costs associated with the lower number of units sold and to budgetary reductions in advertising and marketing expenditures. SG&A expenses as a percentage of total revenues decreased from 10.6% during the three months ended September 30, 1999 to 5.8% for the three months ended September 30, 2000, as a result of the Company's ability to leverage overhead as well as to the capitalization of start up costs associated with projects in the developmental stage.

Net income increased approximately $628,000 from a loss of $506,000 for the three-month period ended September 30, 1999 to income of $122,000 for the corresponding period ended September 30, 2000.

Comparison of the Nine-Month Period Ended September 30, 2000 and 1999

Revenues from home sales increased $9.6 million or 24.4% from $39.2 million for the nine months ended September 30, 1999 to $48.8 million for the nine months ended September 30, 2000. The average selling price of delivered units rose $6,695 or 5.2% during the nine-month period ended September 30, 2000, from $127,671 to $134,366, compared to the corresponding nine-month period last year. This increase is attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes. The total number of homes delivered during the comparable period increased 18.2% from 307 to 363. Revenue from other sources increased by approximately $1.4 million. The increased is primarily attributable to management fee income and minority interest income generated.

Cost of homes sold increased $7.5 million or 20.5% from $36.4 million for the nine months ended September 30, 1999 to $43.9 million for the nine months ended September 30, 2000. The change is primarily attributable to the increase in the number of homes sold offset partially by the inclusion of approximately $880,000 impairment charge related to the Company's assessment of the recoverability of certain projects, in cost of homes sold for the period ended September 30, 1999. Cost of homes sold as a percentage of home sales decreased from 92.9% for the nine months ended September 30, 1999 to 90.0% for the nine months ended September 30, 2000. This 2.9% decrease of cost of homes sold as a percentage of sales revenue is primarily attributable to the increase in the sales price, the mix of the product sold and on the impairment charge previously mentioned.

Selling, general and administrative ("SG&A") expenses decreased from $4.3 million for the nine months ended September 30, 1999, to $4.1 million for the nine months ended September 30, 2000. Partially offset by increased selling expenses as a result of closing a higher number of units during 2000, the net decrease is primarily attributable to budgetary reductions in advertising and marketing expenditures and the capitalization of certain start up costs associated with projects in the developmental stage. SG&A expenses as a percentage of total revenues decreased from 10.8% during the nine months ended September 30, 1999 to 8.1% for the nine months ended September 30, 2000, as a result of the Company's ability to leverage overhead as well as to the other factors previously mentioned.

Net income increased approximately $3.7 million from a loss of $2.42 million for the nine-month period ended September 30, 1999 to income of $1.26 million for the corresponding period ended September 30, 2000.

Liquidity and Financial Resources

General

At September 30, 2000, the Company had borrowings from banks and third parties aggregating approximately $33.5 million compared to $37.3 million at December 31, 1999. The Company believes that it will be able to fund its ongoing operations in the short-term from cash on hand, cash flow from home sales and existing construction and development financing.

At September 30, 2000, the Company had an aggregate of $48.6 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at Malibu Bay, Los Castillos at Windsor Palms, Las Costas, Dimensions, Century Park at Flagler, Southwind Cove, Citrus Isles and Las Cascadas projects.

Cash Flows

Net cash used in operating activities of $1,363,903 for the nine months ended September 30, 2000 included (1) net income of $1,261,024; (2) adjustments for non-cash items of $1,241,415 and (3) a net change of $3,866,342 in operating assets and liabilities, compared to net cash provided by operating activities of $1,951,981 for the nine months ended September 30, 1999, which included (1) a net loss of $2,417,418; (2) adjustments for non-cash items of $1,222,133; (3) impairment charges of $883,150 and (4) a net change of $2,264,416 in operating assets and liabilities. Net cash used in investing activities of $1,169,620 for the nine months ended September 30, 2000 included (1) $243,354 for the purchase of property, equipment and model furnishings; (2) $600,000 of an investment in a joint venture and (3) $326,266 of costs associated with speculation on possible future projects, compared to net cash used in investing activities of $247,335 for the nine month period ended September 30, 1999 which included (1) $81,831 for the purchase of property, equipment and model furnishings and (2) $165,504 of costs associated with speculation on possible future projects. Net cash provided by financing activities of $2,335,538 for the nine months ended September 30, 2000 included (1) net principal repayments of $2,934,483 on acquisition, development and construction loans; (2) payments of $834,132 of costs associated with the acquisition of new loans for the acquisition, development and construction of new inventory; (3) net payments of $810,571 on notes and loan payables and (4) proceeds of $6,914,724 resulting from the issuance of stock, compared to net cash provided by financing activities of $107,520 for the nine month period ended September 30, 1999, which included (1) net principal repayments of $3,492,491 on acquisition, development and construction loans; (2) payments of $170,996 of costs associated with the acquisition of new loans for the acquisition, development and construction of new inventory; (3) proceeds of $3,535,353 resulting from the issuance of stock and stock options and (4) net proceeds of $235,654 from notes and loans payables. Net cash decreased $197,985 for the nine months ended September 30, 2000 compared to a net cash increase of $1,812,166 for the nine months ended September 30, 1999.

PART II. OTHER INFORMATION

ITEM - 2

CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 19, 2000, Century Partners Group, Ltd. ("Century"), the Company's principal shareholder, purchased from the Company 3,733,333 shares of the Company's Common Stock at $0.75 per share, the closing price of the stock on September 18, 2000. As a result of this transaction, Century's interest in the Company increased to 90.42%.

ITEM - 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) On September 29, 2000, the Company filed a Current Report on Form 8-K with respect to its change in year end from September 30 to December 31 to be effective December 31, 1999

 .
(b)   Exhibits

      27      Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date: November 9, 2000 /s/Sergio Pino
                          --------------
   Sergio Pino

   Chairman of the Board, President and Chief Executive Officer
   (Principal Executive Officer)


   Date: November 9, 2000  /s/Wayne O. Norris
                           ------------------
   Wayne O. Norris
   Senior Vice President and Chief Financial Officer
   (Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.         EXHIBIT DESCRIPTION
-----------         -------------------

  27                Financial Data Schedule