Form 10-K405
period 2000-12-31
CENTURY BUILDERS GROUP INC
filed 2001-04-17
CIK 926613

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Calendar Year Ended December 31, 2000

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to ____

                         Commission File Number 33-89076

                          CENTURY BUILDERS GROUP, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                        65-0502494
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              7270 N.W. 12th Street
                                    Suite 410
                              Miami, Florida 33126
                    (Address of principal executive offices)

                                 (305) 599-8100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the registrant as of February 16, 2001 was approximately $1,977,788 based on the $.50 closing price for the Common Stock as reported on the over-the-counter market on such date.

         As of April 6, 2001, there were 41,879,405 shares of Common Stock, $.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits listed in Part IV are incorporated by reference to certain of the Company's public filings made pursuant to the Securities Exchange Act of 1934, including the Company's quarterly reports on Form 10-Q for the quarter ended March 31, 1996, the Company's Proxy Statement for the Special Meeting of Stockholders held on April 20, 2000, and the Company's Registration Statement on Form S-1 filed under to the Securities Exchange Act of 1933, as amended.

================================================================================

FORWARD - LOOKING STATEMENTS

         Certain statements discussed in Item 1 (Business), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, shifts in demographic trends affecting real estate development, the level of migration to the regional market areas, national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and the demand for new and existing housing access to future financing, competition, changes in, or the failure or inability to comply with, government regulations, and other factors as are described in this Form 10-K and the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS.

General

         Century Builders Group, Inc. (the "Company" formerly known as Weitzer Homebuilders Incorporated) incorporated under the laws of the State of Florida in June 1994, is engaged primarily in the design, construction and sale of single-family homes, town homes and condominiums in Miami-Dade, Broward and Palm Beach Counties located in South Florida. The Company offers a wide variety of homes that are designed to appeal to entry level and move-up buyers. Since inception, the Company has delivered over 3,174 homes, including 474 in the year ended December 31, 2000. Current base sales prices of the Company's homes range from approximately $109,000 to $280,000 and the average sales price of homes delivered during the year ended December 31, 2000, was approximately $139,000. At present, the Company is offering homes for sale in ten communities. At December 31, 2000, the Company had 1,167 available home sites for sale. There is no assurance that all lots available for home construction will in fact be used for construction of homes since construction and sales of homes are subject to a variety of factors, including, without limitation, general and local economic conditions, availability of financing, interest rates and government regulation.

         The Company's principal executive offices are located at 7270 N.W. 12th Street, Suite 410, Miami, Florida 33126, (305) 599-8100.

Operating Strategy

         The current operating strategy of the Company emphasizes the following elements:

         Diversified Products and Value Pricing. The Company offers a wide variety of homes that are designed to appeal to entry-level and move-up buyers. The Company strives to price its homes competitively, while providing innovative designs, including architectural details and amenities in several of its projects such as cathedral ceilings, recessed lighting, glass block, security and intercom systems. The Company's models afford prospective homebuyers a variety of options and features so that they may customize their designs to suit their needs.

         Construction Warranty. The Company acts as the general contractor for its projects and requires that its subcontractors and suppliers use quality, durable materials in the construction of its homes. The Company generally provides homebuyers with at least a one-year warranty on workmanship and building materials and a ten-year structural warranty.

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

         South Florida Market. Although the Company is continuously evaluating locations for new residential communities, the Company anticipates that in the near term its business will continue to be conducted principally in South Florida. Based on the Company's knowledge of the South Florida homebuilding market, the Company believes it has certain competitive advantages in such market, including understanding of and experience with, the local market; controls and cost savings that result from the Company's centralized operations; and an experienced sales force that is generally employed on a long-term basis rather than on a project-by-project basis.

Land Acquisition and Development

         The Company acquires both improved building lots ready for construction, and tracts of land that require site improvements prior to construction. Generally, the Company attempts to acquire or control at least 70 lots in a development to achieve economies of scale in its marketing activities. When contemplating the purchase of land for development, the Company considers, among other factors, the cost of the land, the desirability of the proposed project to targeted homebuyers, population growth patterns, competitive conditions and available financing. The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain or verify the necessary zoning and other governmental approvals for the proposed subdivision. During the investigation period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analyses, arranges construction financing and completes its marketing feasibility studies. As a result, the Company is generally able to begin development activities soon after closing the land purchase.

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

Summary of Residential Projects

         The following information concerns the projects being developed and closed as of December 31, 2000:

Projects Under Construction

                                                                     Homes                                  Approximate
                                                                   Delivered                                Range of Base
                                                      Number         Since          Lot          Year       Home Prices
    Name                      Location               Of Homes      Inception     Inventory      Opened         (000s)
    ----                      --------               --------      ---------     ---------      ------      -------------
    Malibu Bay                Broward County             500           452           48          1997        $ 86 - 107
    Harmony Lakes             Broward County             407           407            0          1995        $120 - 176
    Hammocks                  Broward County             151           151            0          1995        $120 - 144
    Tesoro at Forest Lakes    Miami-Dade County          251           217           34          1996        $107 - 131
    Serena Lakes II           Miami-Dade County          376           376            0          1993        $ 86 - 107
    Lago Del Sol              Miami-Dade County          284           284            0          1997        $ 84 -  87
    Fiesta                    Miami-Dade County           70            70            0          1998        $100 - 130
    Los Castillos at
    Windsor Palms             Broward County             102            37           65          1998        $198 - 280
    Las Costas/Savannah       Miami-Dade County          332           321           11          1997        $138 - 267
    Dimensions                Miami-Dade County           88            66           22          1998        $124 - 148
    Linda I                   Miami-Dade County          119             0          119          2000        $138 - 168
                                                       -----         -----          ---
                                                       2,680         2,381          299

    Projects Under Development

                                                                  Homes                                   Approximate
                                                  Planned       Delivered      Planned                     Range of Base
                                                   Number         Since          Lot          Open       Home Prices
    Name                      Location            Of Homes      Inception     Inventory     For sale        (000s)
    ----                      --------            --------      ---------     ---------     --------     ---------------
    Century Parc at
    Flagler             Miami-Dade County            766           0              766          2000          $115 - 236
    Linda II            Miami-Dade County            119           0              119          2001          $138 - 168
    Kendall Breeze      Miami-Dade County            452           0              452          2000          $120 - 280
    Las Cascadas        Miami-Dade County            167           0              167          2000          $190 - 215
    Silver Glen         Palm Beach County             99           0               99          2000          $169 - 198
    Southwind Cove      Broward County               242           0              242          2000          $109 - 130
                                                   -----           -            -----
                                                   1,845           0            1,845

         The following is a description of the Company's projects:

         Malibu Bay. Located in Pembroke Pines, Broward County, Florida, this town home community of 500 lots is offered to the first time homebuyer. Community amenities include a clubhouse and recreation facility, pool/sun deck, tennis courts and basketball court. The town homes range from 1,083 to 1,385 square feet and are priced from $85,990 to $107,490.

         Tesoro at Forest Lakes. Located in West Kendall, Miami-Dade County, Florida, this town home/villa community of 251 lots is located in the master planned community of Forest Lakes. Tesoro at Forest Lakes is merchandized to appeal to the entry-level homebuyer. The townhomes/villas range from 1,423 to 1,850 square feet and are priced from $107,000 to $130,990.

         Los Castillos at Windsor Palms. This community of 102 upscale homes located in Miramar, Southwest Broward County, Florida, is merchandized to appeal to move-up buyers and provides larger homes ranging from 2,500 to 3,600 square feet and are priced from $198,000 to $280,000.

         Las Costas/Savannah. Located in Northwest Miami-Dade County, Florida, this community consists of 40 single-family homes, 173 attached single-family homes and 119 condo-villas. Centrally located within the Doral area, the community is merchandized to appeal to the entry-level homebuyers as well as first time move-up buyers. The single-family homes range from 2,420 to 3,245 square feet and are priced from $138,000 to $267,000. The attached single-family homes range from 1,550 to 2,150 square feet and are priced from $143,900 to $161,900. The condo-villas range from 1,170 to 1,800 square feet and are priced from $107,900 to $130,900.

         Dimensions. Located in Northwest Miami-Dade County, Florida, this community consists of 88 town homes within the Doral area. The community is targeted to first-time homebuyers and retirees. The homes range from 1,332 to 1,778 square feet and are priced from $123,900 to $147,900.

         Linda I and Linda II. These two communities of 119 condo units each are located in the Doral area of Northwest Miami-Dade County, Florida. While Linda I is already closing on the sale of its completed units, Linda II is still in the development stage. The condos range from 1,235 to 1,782 square feet and are priced from $138,000 to $168,000.

         Century Parc at Flagler. Centrally located in Southwest Miami Dade, Florida this town home and condo community of 766 lots is offered to the first time homebuyer. The homes range from 1,259 to 2,397 square feet and are priced from $115,000 to $236,000.

         Kendall Breeze. Located in Southwest Miami-Dade County, Florida, this community of 452 dwelling units is currently being developed and it is planned to consist of 386 town homes and 66 single-family homes. The homes range from 1,200 to 2,900 square feet and are priced from $120,000 to $280,000.

         Las Cascadas. Located in Doral, Miami-Dade, Florida, this community of 167 town homes is merchandized to appeal to an affluent professional buyer that is looking for maintenance free living that is uncompromising in living space, luxury features and community look. The homes range from 2,392 to 3,003 square feet and are priced from $190,000 to $215,000.

         Silver Glen. Located in Palm Beach County, Florida, this community of 99 homes is merchandized to appeal to couples with young children, buyers migrating north from the Coral Springs and Boca Raton areas, as well as second time home buyers migrating from the North. The homes range from 2,230 to 3,292 square feet and are priced from $169,000 to $198,000.

         Southwind Cove. Located in Sunrise, Broward County, Florida, this community of 242 homes is merchandized to appeal to singles, young couples with no children, couples with older children, empty nest and single parents. The homes range from 1,333 to 2,017 square feet and are priced from $109,000 to $130,000.

Construction

         The Company acts as the general contractor for the construction of its residential developments. The general contractor's functions include monitoring the construction of each project (including monitoring compliance with zoning and building codes), participating in all significant design and building decisions, coordinating the activities of subcontractors and suppliers and controlling the quality and cost of the work. Subcontractors and material suppliers typically are retained after competitive bidding at a fixed price for a specific project, and the Company does not have any long-term contracts with any of its subcontractors. The Company generally requires that its subcontractors agree to its standard terms regarding matters such as frequency of payments, standards of work and materials and maintenance of insurance. The Company generally utilizes more than one subcontractor for each type of work to minimize increased costs and delays that might result if one of its subcontractors experiences financial or other difficulties.

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

         Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of the substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell, rent or develop a property, or to borrow using a property as collateral may be adversely affected by the presence of the substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or any entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company has not incurred any significant costs of removal or remediation of such hazardous toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any environmental conditions at any of the projects under construction or development.

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

Competition

         The homebuilding industry is highly competitive and fragmented. The Company competes on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price with numerous large and small builders, including some builders with nationwide operations and greater financial, marketing, sales and other resources. At times competitors may offer homes at discounted prices for financial reasons. The Company also competes for residential sales with individual resales of existing homes and condominiums, including sales of homes and condominiums by lenders, banks and other similar institutions.

         The Company also competes with other homebuilders for the acquisition of lots. Competition for available lots varies from market to market depending on supply and is based primarily on price, reputation and ability to build, market and sell homes.

Customer Service, Quality Control, Warranties, Bonds and Other Obligations

         The Company is often required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in favor of governmental authorities and others. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At December 31, 2000, the Company had approximately $582,000 in letters of credit and performance bonds outstanding in connection with its development and construction activities.

         The Company's customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. The participation of customer service personnel, in management's opinion, reduces post-closing repair costs, fosters the Company's reputation for quality and service and leads to repeat and referral business. The Company provides homebuyers with a limited warranty program which, in general, provides home buyers with at least a one-year warranty on workmanship and building materials through the Bonded Builders Home Warranty program, a privately insured program that establishes standards for the acceptable condition of a home and resolution of disputes. In addition, in certain instances, such as when financing is provided through a government loan or where city codes require, a ten year structural warranty is provided. Historically, the Company has not incurred any material costs relating to warranty claims or defects in construction.

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

Employees

         At December 31, 2000, the Company employed approximately 85 full-time employees. Of the total number of employees, approximately 31 worked in construction, 15 worked in sales and marketing, and 39 were employed in administration. None of the Company's employees are represented by unions. Management considers its employees relations to be good.

Directors and Executive Officers of the Registrant

         The following table sets forth information, with respect to each person who is currently an executive officer or director of the Company, as indicated below.

NAME                    AGE             POSITION
-------------------------------------------------------------------------
Sergio Pino             44     Chairman of the Board, President and Chief
                                  Executive Officer
Wayne O. Norris         48     Senior Vice President and Chief Financial Officer
Luis P. Rabell          57     President of Homebuilding Operations
Gabriel M. Bustamante   45     Director
Armando J. Guerra       49     Director
Jose Cancela            43     Director
Carlos Garcia           48     Director
Humberto Lorenzo        62     Director

         Sergio Pino, age 44, has served as Chairman of the Board, President and Chief Executive Officer of the Company since August 1999. Mr. Pino, since its formation in January 1997, has also served as President and Chief Executive Officer of Century Partners Group, Ltd., a company engaged in the business of real estate development in South Florida and the Company's principal stockholder. Mr. Pino also founded Century Plumbing Wholesale, Inc. in November 1997 and served as President of the Latin Builders Association (1989-1992), as a Director of Union Planters Bank (1998-present) and is a member of the Greater Miami Chamber of Commerce and C.A.M.A.C.O.L., the Latin Chamber of Commerce.

         Wayne O. Norris, age 48, has served as the Company's Senior Vice President of Finance and Chief Financial Officer since October 2000, and has over 25 years of homebuilding financial, accounting, information technology, and financial experience from several of the nation's largest public and privately held real estate development and homebuilding companies: WCI Communities/Florida Design Communities (October 1996 - November 1998), Marc Rutenberg Homes - formally Rutenberg Housing Corporation (February 1994 - September 1996), General Homes (May 1976 - September 1977), and Centennial Homes Inc., (February 1981 - December 1982) - a Weyerhauser Real Estate Dev. Company) Mr. Norris has held senior management positions within these organizations including that of Sr. Vice President-Finance and Administration, Sr. Vice President & Chief Financial Officer, Vice President of Finance, Director of Homebuilding and Land Development Operations - Finance, and Corporate Controller. Mr. Norris received his B.A.

degree in Accounting and Humanities from Houston Baptist University in 1976, and his MBA from the University of Houston in 1978.

         Luis P. Rabell, age 57, has served as President of Homebuilding Operations of the Company since August 1999. Prior to joining the Company, Mr. Rabell served as executive vice president of Landstar Homes' South Florida Division from August 1998 to August 1999. Before that, he served as Chief Operating Officer and Chief Financial Officer of The Adler Companies. Mr. Rabell has over 25 years experience in the real estate industry. Mr. Rabell is a licensed general contractor and real estate broker.

         Gabriel M. Bustamante, age 45, a certified public accountant, is the managing partner of the accounting firm of Bustamante, Nunez & Company, and has served in such capacity since 1985. Mr. Bustamante is a Magna Cum Laude graduate of Florida International University, where he received his Bachelor's degree in Business Administration with a major in Management and Accounting. He was previously associated with Price Waterhouse as a manager, and practiced public accounting for five years in both audit and taxation. Mr. Bustamante is a member of the American Institute of Certified Public Accountants (AICPA) and the Florida Institute of Certified Public Accountants (FICPA). He has served as a member of the Board of Directors of the South Dade Chapter of the FICPA. He has chaired the Coral Gables Chamber of Commerce. He is a former Director of Hamilton Bank, N.A. and has served on the City of Coral Gables Budget and Audit Advisory Board. In February 1999, Florida Governor Jeb Bush appointed Mr. Bustamante to serve on the City of Miami Financial Oversight Board.

         Armando J. Guerra, age 49, has served as a member of the Company's Board of Directors from August 1999 until the present. Mr. Guerra has and continues to serve as President of Sedano's Pharmacy and Discount Stores, Inc., which he founded in May 1977 and currently operates as a 13 unit chain of pharmacies in South Florida. Mr. Guerra is also Vice President of Sedano's Supermarkets, Inc., a 27 unit chain of retail food markets, and has served in such capacity since 1977. Mr. Guerra is an honorary director of the Latin Builders Association and a director of the regional Board of Union Planters Bank. Mr. Guerra also serves as a director of the American Red Cross blood services.

         Jose Cancela, age 43, has served as a member of the Company's Board of Directors from August 1999 until the present. Mr. Cancela has served as President of Radio Unica Corp., since July 1998 and oversees the day-to-day operations of Radio Unica Network, a Spanish-language radio network. Mr. Cancela also served as Executive Vice President of Telemundo, a Spanish-language television network from 1992 to 1998. Mr. Cancela has more than 20 years of media industry experience, including 13 years with Univision, also a Spanish language television network. Mr. Cancela is the current Chairman of the Greater Miami Chamber of Commerce and is Chairman of the Advisory Board of First Union Bank of Miami-Dade and Monroe Counties. Mr. Cancela also served as Chairman of the Public Health Trust of Jackson Memorial Hospital from 1990 to 1992.

         Carlos Garcia, age 48, is a businessman active in the real estate and firearms industries. Mr. Garcia is a fifty percent stockholder and secretary of 2-C Development, Inc., a construction firm founded in 1988, which specializes in the development and management of several apartment building projects. Mr. Garcia also is president of CMG Properties, Inc., a shopping center development company, and has served in such capacity since 1988. Mr. Garcia's experience in the firearms industry began in 1973 when he founded Garcia's National Gun, Inc., a retail gun store.

         Humberto Lorenzo, age 62, has been active in the South Florida building industry since 1970. Mr. Lorenzo formed his own company, H&J Paving Corp., in 1974. In 1988 he founded H&J Asphalt Inc., a company that provides asphalt for projects throughout Miami-Dade County. Mr. Lorenzo serves on the Board of Hispanic American Builders Association and the Cuban American National Foundation.

ITEM 2.  PROPERTIES.

         The corporate headquarters of the Company is located at 7270 N.W. 12th Street, Suite 410, Miami, Florida, which is also the principal operation facility for its construction operations. The Company is currently developing several residential projects. See Part I, Item 1. Business - Summary of Residential Projects for a listing and descriptions of the Company's projects.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has been involved from time to time in litigation arising in the ordinary course of business. The Company is not currently a party to any litigation that the Company believes could have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the calendar year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

Market information

         Effective April 20, 2000, the Company amended its Articles of Incorporation to provide for a single class of Common Stock, which has been trading on the over-the-counter Bulletin Board ("OTC-BB") under the symbol "CNYB.OB". Prior thereto the Company's Class A Common Stock was traded on the OTC-BB, since June 9, 1998, under the symbol "WTZRA". The Company's Class A Common Stock had been traded on Nasdaq from April 26, 1995 to June 8, 1998. The following sets forth the range of high and low bid prices for the Common Stock, as reported on the OTC-BB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions and do not necessarily represent actual transactions.

                    Quarterly Period Ended     High Bid             Low Bid
                    ----------------------     --------             -------
                    December 31, 2000           $0.9375             $0.4688
                    September 30, 2000           1.0625              0.5938
                    June 30, 2000                1.50                0.5938
                    March 31, 2000               2.00                1.28
                    December 31, 1999            2.00                1.25

                    September 30, 1999          $2.625              $1.438
                    June 30, 1999                2.813               1.250
                    March 31, 1999               1.563               0.300
                    December 31, 1998            0.560               0.220


         As of March 31, 2001, there were approximately 122 holders of record of the Company's Common Stock. This number does not include approximately 1,000 beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

         Dividends on the Company's capital stock may be declared by the Company's Board of Directors from time to time. The Company has no current intention of declaring a dividend, and intends to retain earnings and use funds for the operation and expansion of its business. Future dividend policy will be determined by the Board of Directors based upon the Company's earnings, financial condition and capital requirements.

         The Company is restricted under the terms of its existing loan agreements from declaring or paying any dividends or making any other distributions on any shares of capital stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data of the Company's relevant periods. As a result of a change in control of the Company effectuated in August 1999, a new basis of accounting (purchase accounting basis) was established for the Company, effective September 30, 1999. Accordingly, to the extent of the change in ownership, the assets and liabilities of the Company were adjusted to fair value, capital was adjusted to reflect Century Partners Group, Ltd.'s ("Century's") purchase price for its ownership interest and the difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill. Financial information for periods prior to the change in control are reflected at their historical amounts as previously reported by the Company.

Selected Consolidated Financial Information for the Company

INCOME STATEMENT
DATA:

                                                                                                              THREE
                                                                                                              MONTHS
                                                                                                               ENDED
                                                         YEARS ENDED SEPTEMBER 30,                          DECEMBER 31,
                                       -----------------------------------------------------------          ------------
                                          1996             1997            1998           1999 (1)              2000
                                       -----------     -----------     -----------     -----------          -----------
Sales of homes                         $37,391,780     $55,419,763     $50,599,859     $53,701,005          $22,073,039
Net income (loss)                       (2,962,046)     (3,168,279)       (784,858)     (2,258,925)             324,492
Net income (loss) per share            $     (0.81)    $     (0.82)    $     (0.19)    $     (0.29)         $      0.01
Average number of shares
  outstanding                            3,649,204       3,860,254       4,158,688       7,921,675           33,421,239
Dividends declared per share           $      0.24     $        --     $        --     $        --          $        --
                                                                                                                              -

BALANCE SHEET DATA:

                                                                                                               AS OF
                                                            AS OF SEPTEMBER 30,                              DECEMBER 31,
                                       -----------------------------------------------------------          ------------
                                          1996             1997            1998           1999 (1)              2000
                                       -----------     -----------     -----------     -----------          -----------
Land and construction-in
  progress                             $31,505,383     $39,181,888     $40,023,538     $64,632,674           $60,067,767
Total assets                            39,673,788      41,446,861      43,100,283      77,708,982            75,902,708
Total liabilities                       32,379,779      37,321,131      38,759,411      47,591,302            45,194,471
Shareholders' equity                     7,294,009       4,125,730       4,340,872      30,117,680            30,708,237

(1) During September 1999, Century acquired an aggregate 22,123,893 shares of Class A Common Stock of the Company upon exercise of options. As consideration for the exercise of the options, Century conveyed to the Company $2,404,355 in cash and cash equivalents and net assets of $16,846,619. The assets and liabilities conveyed were recorded by the Company at historical carrying value because Century and the Company were entities under common control at the exercise date. On unaudited pro forma basis, revenues for the year ended September 30, 1999 would have increased by $10,077,756, the net loss would have decreased by $517,707, and the pro forma loss per share would have decreased to $0.22 per share, had the exercise of options occurred on October 1, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         Certain statements discussed herein and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, shifts in demographic trends affecting real estate development, the level of migration to the regional market areas, national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and the demand for new and existing housing, access to future financing, competition, changes in, or the failure or inability to comply with, government regulations, and other factors as are described in this Form 10-K and the Company's other filings with the Securities and Exchange Commission.

         As reported in the Company's 8-K dated September 29, 2000, the Company changed its fiscal year end from September 30 to December 31.

Results of Operations

General

         Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract. The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contract and includes homes under construction, as well as homes that have been sold but not started. At December 31, 2000, approximately 70% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. The lots under development reflect lots in projects that are currently being developed or that are planned for future development. The lots under option or contract reflect the lots as to which the Company has an option or contract to acquire, but whose acquisition has not closed. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. The Company estimates that the cancellation rate on homes for which a sales contract was signed for the calendar year ended December 31, 2000, was approximately 20%.

Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract

                                                            Twelve Months ended             Twelve Months ended
                                                             December 31, 2000              September 30, 1999
                                                        ----------------------------    ----------------------------
    Number of homes in backlog                                      394                             451
    Aggregate sales value of homes in backlog                   $54,766,000                     $59,317,000
    Lots for sale                                                  1,167                            935
    Lots under development                                         1,845                            766
    Lots under option or contract                                  4,510                            694

Comparison of the Twelve Months Ended December 31, 2000, and the
Twelve Months Ended September 30, 1999

         Revenues from home sales increased 17% from approximately $53.7 million for the year ended September 30, 1999, to approximately $65.4 million for the year ended December 31, 2000. This change is attributable to an increase in the average selling price of homes delivered, from approximately $125,000 for the year ended September 30, 1999, to approximately $139,000 for the year ended December 31, 2000. The total number of homes delivered increased from 429 to 474.

         Cost of homes sold increased from approximately $49.2 million for the year ended September 30, 1999, to approximately $60.5 million for the year ended December 31, 2000. This change is primarily attributable to an increase in the average cost of homes sold. Cost of homes sold, as a percentage of homes sales, increased from 91.6% for the year ended September 30, 1999, to 92.4% for the year ended December 31, 2000.

         Selling, general and administrative ("SG&A") expenses decreased from approximately $5.9 million for the year ended September 30, 1999, to approximately $4.9 million for the year ended December 31, 2000. SG&A expenses, as a percentage of total revenues, decreased from 10.8% for the year ended September 30, 1999, to 7.23% for the year ended December 31, 2000. The decrease is primarily a result of management's cost control initiatives.

         Depreciation and amortization expenses increased from approximately $1.4 million for the year ended September 30, 1999, to approximately $1.5 million for the year ended December 31, 2000.

Comparison of the Twelve Months Ended September 30, 1999 and 1998

         Revenues from home sales increased 6% from approximately $50.6 million for the year ended September 30, 1998, to approximately $53.7 million for the year ended September 30, 1999. This change is attributable to an increase in the average selling price of homes delivered, from approximately $115,000 for the year ended September 30, 1998, to approximately $125,000 for the year ended September 30, 1999. The total number of homes delivered decreased from 440 to 429.

         Cost of homes sold increased from approximately $44.5 million for the year ended September 30, 1998, to approximately $49.2 million for the year ended September 30, 1999. This change is primarily attributable to an increase in the average cost of homes sold. Cost of homes sold, as a percentage of homes sales, increased from 87.8% for the year ended September 30, 1998, to 91.6% for the year ended September 30, 1999. The 3.8% increase of cost of homes sold, as a percentage of sales is primarily attributable to the inclusion of approximately $883,000 of impairment charges in the cost of homes sold for the year ended September 30, 1999. The impairment charges incurred related to the Company's assessment of the recoverability of certain long lived assets.

         Selling, general and administrative ("SG&A") expenses decreased from approximately $6.5 million for the year ended September 30, 1998, to approximately $5.9 million for the year ended September 30, 1999. SG&A expenses, as a percentage of total revenues, decreased from 12.7% for the year ended September 30, 1998, to 10.8% for the year ended September 30, 1999. The decrease is primarily a result of Management's cost control initiatives.

         Depreciation and amortization expenses increased from approximately $776,000 for the year ended September 30, 1998, to approximately $1.4 million for the year ended September 30, 1999. The increase is primarily attributable to the acceleration in the amortization of certain capitalized loan fees, which amounted to approximately $400,000, as discussed in Note 6 to the consolidated financial statements in Item 8 of this Form 10-K.

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

         At December 31, 2000, the Company had borrowings from banks and third parties aggregating approximately $35.1 million. Scheduled and estimated maturities of the Company's borrowings for the years ended December 31, 2001, 2002 and 2003 are expected to be approximately $18.1 million, $4.4 million and $12.5 million, respectively. The Company anticipates that within the next twelve months it will fund, in part, its debt payments and required expenditures primarily with cash flow from home sales and construction/development financing.

         For the period between September 30, 1999 and December 31, 2000, the Company experienced a significant improvement in its asset to debt ratio by a factor of .187, from 1.657 to 1.470 respectively. This shows an overall lessening of the amount of land and construction assets financed under the credit facilities of the Company.

         The debt to equity ratio of the Company improved during this same period by a factor of .48. This represents an improvement in the ratio from 1.4 debt to equity at September 30, 1999 to a ratio of .92 debt to equity at December 31, 2000. This has an overall effect of improving the strength of the balance sheet and credit enhancement to the Company's lenders.

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

         The Company's loan agreements require the Company to maintain certain financial ratios. At December 31, 2000, the Company was in compliance with its loan covenants.

         Cash Flows. During the year ended December 31, 2000, the Company had approximately $0.9 million of net cash used in operating activities, primarily resulting from a decrease in construction in progress resulting from the sale of homes. The Company had cash used in investing activities during the year ended December 31, 2000, mainly related to investment in unconsolidated partnerships and deposits on future projects, which to date have required investments of approximately $1.7 million. The Company had cash used in financing activities during the fiscal year ended December 31, 2000, of $3.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 2000, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

         The Company does have credit facilities in place with various lenders and have interest rates based up the benchmarks of prime plus or LIBOR plus. This represents a risk to the extent that the interest rates charged for the Company's outstanding notes are subject to the occurrences of increases in interest rates by these specific benchmarks. Due to project specific financing over the life of each project, there is some insulation built into short or medium term spikes in these benchmark rates. Accordingly, it is the Company's belief that risks associated with interest rates charged by its lenders are minimal and would not materially effect the profits of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Reports of Independent Accountants                                           F-2

Consolidated Balance Sheets
  at December 31, 2000 and September 30, 1999                                F-4

Consolidated Statements of Operations
  for the Years Ended December 31, 2000, September 30, 1999, 1998
  and the three months ended December 31, 1999 (transition period)           F-5

Consolidated Statements of Stockholders' Equity
  for the Years Ended December 31, 2000, September 30, 1999, 1998
  and the three months ended December 31, 1999 (transition period)           F-6

Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2000, September 30, 1999, 1998
  and the three months ended December 31, 1999 (transition period)           F-7

Notes to Consolidated Financial Statements                                   F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Builders Group, Inc. (formerly known as
  Weitzer Homebuilders Incorporated):

We have audited the accompanying consolidated balance sheets of Century Builders Group, Inc. (formerly known as Weitzer Homebuilders Incorporated) and subsidiaries (the "Company") as of December 31, 2000 and September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, September 30, 1999 and 1998 and the three months ended December 31, 1999 (transition period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and September 30, 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, September 30, 1999 and 1998 and the three months ended December 31, 1999 (transition period), in conformity with accounting principles generally accepted in the United States of America.

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

DELOITTE & TOUCHE LLP
Miami, Florida,
April 5, 2001

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Century Builders Group, Inc. (formerly known as Weitzer Homebuilders Incorporated):

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended September 30, 1998 of Century Builders Group, Inc. (formerly known as Weitzer Homebuilders Incorporated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows for the year ended September 30, 1998 of Century Builders Group, Inc. in conformity with accounting principles generally accepted in the United States of America.

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

McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
November 25,1998.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,      September 30,
                                                              2000                1999
                                                           -----------        -----------
ASSETS
  Cash and cash equivalents                                $ 5,305,536        $ 2,395,002
                                                           -----------        -----------
  Inventories:
     Land and land development costs                        45,379,633         36,598,198
     Construction-in-progress and model furnishings         12,782,534         25,595,300
         Total inventories                                  58,162,167         62,193,498

  Goodwill, net                                              7,206,261          8,529,141
  Investments in partnerships                                2,692,986          1,463,391
  Notes receivable, interest ranging from 8% to 24%          2,500,000                 --
  Due from affiliates and other receivables                  1,802,620            910,807
  Other assets                                               1,858,342          2,217,143
                                                           -----------        -----------
                                                           $79,527,912        $77,708,982
                                                           ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

  Customer deposits                                        $ 2,272,979        $ 2,253,529
  Accounts payable and accrued expenses                      4,165,291          3,250,605
  Notes and loans payable                                   35,190,630         42,087,168
                                                           -----------        -----------
      Total liabilities                                     41,628,900         47,591,302
                                                           -----------        -----------

  Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock                                                   --                 --
  Common stock                                                  41,305                 --
  Common Stock Class A                                              --            334,128
  Common Stock Class B                                              --             15,000
  Additional paid-in capital                                37,022,364         29,768,552
  Retained earnings                                            835,343                 --
                                                           -----------        -----------
       Total stockholders' equity                           37,899,012         30,117,680
                                                           -----------        -----------
                                                           $79,527,912        $77,708,982
                                                           ===========        ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the years ended
                                       -----------------------------------------------  Three months ended
                                        December 31,    September 30,    September 30,    December 31,
                                           2000             1999             1998             1999
                                        ------------    ------------     ------------   -------------------
                                                                                        (transition period)
Revenues:
  Sales of homes                        $ 65,480,477    $ 53,701,005     $ 50,599,859     $ 22,073,039
  Other income, primarily management
     fees                                  2,557,272         502,024          360,407          796,300
                                        ------------    ------------     ------------     ------------
                                          68,037,749      54,203,029       50,960,266       22,869,339
                                        ------------    ------------     ------------     ------------

Operating costs and expenses:
  Costs of homes sold                     60,506,140      49,179,140       44,451,097       19,826,265
  Selling, general and
     administrative expenses               4,920,008       5,897,077        6,517,595        2,224,425
  Depreciation and amortization            1,451,813       1,385,737          776,432          254,080
                                        ------------    ------------     ------------     ------------
                                          66,877,961      56,461,954       51,745,124       22,304,770
                                        ------------    ------------     ------------     ------------

Net income (loss) before provision
     for income tax                        1,159,788      (2,258,925)        (784,858)         564,569

Provision for income tax                     649,004              --               --          240,010
                                        ------------    ------------     ------------     ------------

Net income (loss)                       $    510,784    $ (2,258,925)    $   (784,858)    $    324,559
                                        ============    ============     ============     ============

Basic and diluted income (loss) per
     common share                       $       0.01    $      (0.29)    $      (0.19)    $       0.01
                                        ============    ============     ============     ============

Weighted average number of common
     shares outstanding                   38,142,896       7,921,675        4,158,688       33,421,239
                                        ============    ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common Stock (1)    Class A Common Stock(2)  Class B Common Stock (3)
                                 ----------------    -----------------------  ------------------------

                               Number                 Number of               Number of
                               of Shares   Amount      shares       Amount      shares     Amount
                               ---------   ------     ---------     ------    ---------    ------
Balance at September 30, 1997                          2,360,254     $23,603   1,500,000  $ 15,000

Proceeds from issuance of
  common stock at $.56 per
  share                                                1,785,714      17,857          --        --

Net loss                                                      --          --          --        --
                               ---------- ---------- ------------ ----------- ----------- ---------

Balance at September 30, 1998                          4,145,968      41,460   1,500,000    15,000

Conversion of $4,000,000
  subordinated debentures                              7,142,857      71,429          --        --

Proceeds from the issuance
  of options to purchase
  22,123,893 shares of
  common stock at $1.13 per
  share                                                       --          --          --        --

Issuance of shares of
  common stock at $1.13
  per share in exchange for
  cash, cash equivalents,
  partnership interests and
  certain other assets                                22,123,893     221,239          --        --

Net loss                                                      --          --          --        --

Purchase accounting basis
  adjustment resulting from
  the change in control
  transaction                                                 --          --          --        --
                               ---------- ---------- ------------ ----------- ----------- ---------

Balance at September 30, 1999                         33,412,718     334,128   1,500,000    15,000

Exercise of  stock options
  at various prices                                       21,750         218

Net income
                               ---------- ---------- ------------ ----------- ----------- ---------

Balance at December 31, 1999
  (transition  period)                                33,434,468     334,346   1,500,000    15,000

Issuance of common stock at
  $1.56 per share, in
  exchange for cash and
  other assets                                         2,637,644      26,376

Conversion from Class A and
  Class B Common Stock to a
  single class of common
  stock                        37,572,112  $ 37,572  (36,072,112)  (360,722)  (1,500,000) (15,000)

Issuance of common stock at
  $.75 per share for cash
  and other assets             3,733,333      3,733

Net income
                               ---------- ---------- ------------ ----------- ----------- ---------

Balance at December 31, 2000
                               41,305,445  $ 41,305           --       $  --          --     $  --
                               ========== ========== ============ =========== =========== =========

                                            (Deficit)
                                Paid-in      Retained
                                Capital      earnings     Total
                                -------     ---------     -----
Balance at September 30, 1997 $10,330,950  $(6,243,823) $ 4,125,730

Proceeds from issuance of
  common stock at $.56 per
  share                           982,143          --     1,000,000

Net loss                               --   (784,858)     (784,858)
                              ------------ ----------- -------------

Balance at September 30, 1998  11,313,093  (7,028,681)    4,340,872

Conversion of $4,000,000
  subordinated debentures       3,928,571          --     4,000,000

Proceeds from the issuance
  of options to purchase
  22,123,893 shares of
  common stock at $1.13 per
  share                         1,130,998          --     1,130,998

Issuance of shares of
  common stock at $1.13
  per share in exchange for
  cash, cash equivalents,
  partnership interests and
  certain other assets         16,631,454          --    16,852,693

Net loss                               --  (2,258,925)  (2,258,925)

Purchase accounting basis
  adjustment resulting from
  the change in control
  transaction                  (3,235,564)   9,287,606     6,052,042
                               ------------ ----------- -------------

Balance at September 30, 1999   29,768,552          --    30,117,680

Exercise of  stock options
  at various prices                 25,771                    25,989

Net income                                     324,492       324,492
                               ------------ ----------- -------------

Balance at December 31, 1999
  (transition  period)          29,794,323     324,492    30,468,161

Issuance of common stock at
  $1.56 per share, in
  exchange for cash and
  other assets                   4,093,624                 4,120,000

Conversion from Class A and
  Class B Common Stock to a
  single class of common
  stock                            338,150

Issuance of common stock at
  $.75 per share for cash
  and other assets               2,796,267                 2,800,000

Net income                                     510,851       510,851
                               ------------ ----------- -------------

Balance at December 31, 2000   $37,022,364   $ 835,343   $37,899,012
                               ============ =========== =============

       (1)  95,000,000 shares authorized, $.001 par

       (2)  40,000,000 shares authorized, $.01 par

       (3)  1,500,000 shares authorized, $.01 par

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the years ended                   Three months
                                                         -----------------------------------------------      ended
                                                         December 31,     September 30,    September 30,    December 31,
                                                            2000              1999            1998              1999
                                                         ------------     ------------     ------------     ------------
                                                                                                        (transition period)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $    510,851     $ (2,258,925)    $   (784,858)    $    324,492
                                                         ------------     ------------     ------------     ------------
   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:

      Depreciation and amortization                         1,451,813        1,385,737          776,432          284,468
      Impairment of long-lived assets                              --          883,150               --               --
   Changes in assets and liabilities:
    Restricted escrow funds                                        --           82,105               --
    Land, land development costs, and
      construction-in-progress                               (505,168)       6,861,719         (841,605)       4,564,907
    Other assets                                             (521,981)        (528,738)         (44,829)        (705,575)
    Customer deposits                                          97,792          338,666          160,686          (78,342)
    Accounts payable and accrued expenses                  (1,935,115)      (2,319,411)       2,182,773        2,749,801
                                                         ------------     ------------     ------------     ------------
                                                           (1,412,659)       6,621,123        2,315,562        6,815,259
                                                         ------------     ------------     ------------     ------------
Net cash provided by (used in) operating activities          (901,808)       4,362,198        1,530,704        7,139,751
                                                         ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                         (92,313)         (21,077)          (1,404)              --
   Proceeds from sale (purchase) of model furnishings          74,849          (60,754)        (586,236)              --
   Land deposits                                             (526,703)        (165,504)              --         (300,000)
   Capital contributions in newly-formed
     unconsolidated partnerships                           (1,150,000)
                                                         ------------     ------------     ------------     ------------
Net cash used in investing activities                      (1,694,167)        (247,335)        (587,640)        (300,000)
                                                         ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from acquisition, development, and
     construction loans                                    37,340,572       33,242,158       54,595,585       11,236,445
   Payments on acquisition, development, and
     construction loans                                   (38,554,370)     (38,982,580)     (55,951,556)     (16,209,896)
   Proceeds from (repayments of) 10% bonds payable                 --               --       (3,750,000)              --
   Deferred loan cost payments                               (834,132)        (185,932)        (722,873)        (197,404)
   Proceeds from issuance of stock options                         --        1,130,998               --           25,989
   Proceeds from issuance of common stock                   6,730,000        2,404,355        1,000,000               --
   Proceeds from issuance of 14% debentures                        --               --        4,000,000               --
   Notes payable borrowings                                   894,888          400,000          425,000               --
   Payments on notes payable                               (1,749,415)        (211,739)        (292,864)         (15,919)
                                                         ------------     ------------     ------------     ------------
Net cash provided by (used in) financing activities         3,827,543       (2,202,740)        (696,708)      (5,160,785)
                                                         ------------     ------------     ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,231,568        1,912,123          246,356        1,678,966
BEGINNING CASH AND CASH EQUIVALENTS                         4,073,968          482,879          236,523        2,395,002
                                                         ------------     ------------     ------------     ------------
ENDING CASH AND CASH EQUIVALENTS                         $  5,305,536     $  2,395,002     $    482,879     $  4,073,968
                                                         ============     ============     ============     ============
                                                                                                               Continued


                                                                     For the years ended                   Three months
                                                         -----------------------------------------------      ended
                                                         December 31,     September 30,    September 30,    December 31,
                                                            2000              1999            1998              1999
                                                         ------------     ------------     ------------     ------------
                                                                                                        (transition period)
Supplemental disclosures of cash flow
  information:
  Cash paid for interest, net of amounts
    capitalized                                          $    112,477     $     23,497     $     57,938     $      1,793
                                                         ============     ============     ============     ============
  Cash paid for taxes                                    $    350,000     $         --     $         --     $         --
                                                         ============     ============     ============     ============

Supplemental disclosure of non-cash investing and financing activities (See Note 13)

The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         Century Builders Group, Inc., formerly known as Weitzer Homebuilders Incorporated (the "Company"), was incorporated under the laws of the State of Florida in June 1994, and engages, through its wholly owned subsidiaries, in the design, construction and sale of single-family residences, townhouses, and condominiums in South Florida.

         Century Partners Group, Ltd. ("Century") is currently the majority owner of the Company. As a result of the change in control, as described in Note 3, a new basis of accounting ("Purchase Accounting Basis") was established for the Company effective September 30, 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investments in partnerships (and similar entities) in which a significant, but less than a controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

         Commencing in 2000, the Company changed its fiscal year-end from September 30 to December 31; accordingly a transition period of three months ended December 31, 1999 is presented in the Financial Statements.

         Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         Revenue Recognition

         Sales of homes and all related costs are recognized as revenue and costs of homes sold, respectively, when sales are closed and title passes to the new homeowner. Management fees are recorded as income as services are provided in accordance with management agreements.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Cash as of December 31, 2000 and September 30, 1999 include approximately $1,915,000 and $396,000, respectively, of cash held in escrow for periods of up to three days.

         Long-Lived Assets

         Long-lived assets such as land, construction in-progress and goodwill are reviewed for events or changes in circumstances, which would indicate that carrying amounts of the asset might not be recoverable. In the event that facts and circumstances indicate that the carrying value of the assets may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flow associated with the assets would be compared to the carrying amount to determine if a write-down to fair value is required.

         Inventories

         Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. No write-downs were recorded during the year ended December 31, 2000. During the year ended September 30, 1999, the Company recorded an adjustment of approximately $883,000, in order to reduce the cost basis of land, land development and construction-in-progress to its fair value. The Company charges costs of homes sold for such write-downs. Certain of the key assumptions used in the evaluation include sales price history, absorption history and cost of construction, which includes estimates and an interest factor.

         Inventories are comprised of land and land development costs, construction-in-progress and model furnishings. Construction-in-progress consists of direct construction costs and are allocated to housing units based on specific identification or on a pro rata basis. Land, land development, amenities and other costs are accumulated by specific area and allocated proportionately to homes within the respective area. Model furnishings are recorded at cost and are depreciated on the straight-line method over the estimated useful lives of the furnishings. Start-up costs and selling expenses are expensed as incurred. Homes held for sale are classified as construction-in-progress until delivered. The Company capitalizes interest, real estate taxes and similar development costs incurred during the development and construction period. Interest capitalized during fiscal years 2000, 1999, 1998 and the December 31, 1999 (transition period) amounted to approximately $2,651,000, $3,029,000, $3,472,000, and $191,000, respectively.

         Goodwill

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized by the Company on a straight-line basis over periods ranging from 10 to 20 years. Accumulated amortization amounted to $756,000 and $52,100 as of December 31, 2000 and September 30, 1999, respectively.

         Fair Value of Financial Instruments

         Carrying amounts of certain of the Company's financial instruments including receivables, accounts payable and accrued expenses, customer deposits and notes and loans payable approximate fair value because of their short-term nature. Due to their variable interest rate, which is fixed to market indices, notes and loans payable approximates fair value.

         Income Taxes

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are recorded based on the differences between financial statement and income tax bases of the Company's assets and liabilities using enacted tax rates in effect for the year in which these differences are expected to reverse. The Company establishes valuation allowances against its deferred tax asset accounts, when necessary, to more accurately reflect tax benefits that are expected to be realized by the Company in the future.

         Earnings Per Share

         Basic income (loss) per common share is computed by dividing net income
         (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is not presented in 2000 because it is not materially different from basic income per share. The effect of assumed exercise of stock options and warrants, as described in Note 9, are antidilutive in 1999 and 1998.

         The weighted average shares outstanding used in the computation of net income (loss) attributable to common shares are as follows:

                                           For the years ended            Three months
                                 -----------------------------------------   ended
                                 December 31,  September 30, September 30, December 31,
                                   2000           1999          1998          1999
                                 ----------    ----------    ----------    ----------
                                                                          (transition
                                                                             period)
         Common Stock            38,142,896            --            --            --
         Class A Common Stock            --     6,421,675     2,658,688    31,921,239
         Class B Common Stock            --     1,500,000     1,500,000     1,500,000
                                 ----------    ----------    ----------    ----------
                                 38,142,896     7,921,675     4,158,688    33,421,239
                                 ==========    ==========    ==========    ==========

         Recent Accounting Pronouncements

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB delayed the effective date of SFAS No. 133 to all years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 did not have a significant impact upon its adoption on January 1, 2001.

         Reclassification

         Certain prior year period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

3.       CHANGE IN CONTROL

         On August 2, 1999, Century purchased an aggregate 8,855,000 shares of Class A and Class B Common Stock of the Company directly from Chai Capital, Ltd. ("Chai"), the Company's principal shareholder prior to this change in control transaction, for $10,000,000. In addition, Century acquired options to purchase an aggregate 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), directly from the Company, in consideration of $1,130,998. On September 2, 1999 and September 30, 1999, Century exercised their Options and received 22,123,893 aggregate shares of Class A Common Stock of the Company for $1.13 per share. As consideration for issued shares under the Option arrangement, Century conveyed to the Company cash, cash equivalents, Century's interest in certain limited real estate partnerships and certain other assets. The consideration paid by Century was recorded by the Company at Century's carrying values.

         Under generally accepted accounting principles, Century's basis in the Company is pushed down to the separate financial statements of the Company ("purchase accounting basis"). As a result, to the extent of this change in ownership, assets and liabilities of the Company were adjusted to fair value, capital was adjusted to reflect Century's purchase price of its ownership interest, including a reclassification of the predecessors accumulated deficit against additional paid-in capital and any difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill.

4.       CONSTRUCTION IN PROGRESS AND MODEL FURNISHINGS

         Construction in progress and model furnishings consists of the following:

                                             December 31,   September 30,
                                                2000            1999
                                             -----------    -----------
         Direct construction costs           $10,284,316    $20,027,237
         Construction period interest,
           property taxes, field overhead
           and other                           2,396,789      5,278,040
         Model furnishings                       101,429        290,023
                                             -----------    -----------
                                             $12,782,534    $25,595,300
                                             ===========    ===========

5.       INVESTMENT IN PARTNERSHIPS

         The Company owns a 50% interest in two limited partnerships, Century/Dadeland Gardens, Ltd. and Dadeland Towers, Ltd. that is operating 150 rental apartment units and developing 580 condominium units. During 2000, the Company invested in two newly formed limited partnerships, Century/Homestar Ltd., a 60% owned joint-controlled limited partnership and Century/Entrada Group Ltd., a 80.5% owned joint controlled limited partnership.

         Condensed financial information of these four partnerships on a 100% combined basis is as follows:

                                                       December 31,   September 30,
                                                          2000           1999
                                                       -----------    -----------
         Assets
                Cash                                   $    59,467    $       500
                Building and improvements, net          11,053,948      6,676,931
                Other assets                             1,156,534        442,462
                                                       -----------    -----------
         Total assets                                  $12,269,949    $ 7,119,893
                                                       ===========    ===========

         Liabilities and capital

              Accounts payable and accrued expenses    $   952,765    $   203,400
              Mortgage notes payable                     7,754,845      4,983,320
                                                       -----------    -----------
             Total liabilities                           8,707,610      5,186,720
                                                       -----------    -----------
         Capital of:
                The Company                              2,692,986      1,463,391
                Others                                     869,353        469,782
                                                       -----------    -----------
             Total capital                               3,562,339      1,933,173
                                                       -----------    -----------
         Total liabilities and capital                 $12,269,949    $ 7,119,893
                                                       ===========    ===========

         The operations of the partnerships for the period from their acquisition through December 31, 2000 were not significant.

6.       OTHER ASSETS

         Other assets consists of the following at:

                                         December 31,  September 30,
                                           2000           1999
                                         ----------    ----------
         Furniture and equipment, net    $  179,572    $  119,827
         Deferred loan costs                570,427       281,935
         Land deposits                      536,703            --
         Prepaid assets and deposits        571,640     1,815,381
                                         ----------    ----------
                                         $1,858,342    $2,217,143
                                         ==========    ==========

         Furniture and equipment is amortized over 3 to 5 years. Accumulated depreciation as of December 31, 2000 and September 30, 1999 approximated $846,000 and $1,011,000, respectively. Deferred loan costs are incurred in connection with borrowings and the issuance of bonds and debentures of the Company are deferred and amortized as interest over the term of the related debt utilizing a method that approximates the level yield method.

7.       NOTES AND LOANS PAYABLE

         Notes and loans payable consist of the following:

                                                                                          December 31,   September 30,
                                                                                             2000            1999
                                                                                          -----------    -----------
         Land acquisition, development and construction loans with specified principal payments due as underlying lots, which collateralize the loan, are sold; interest payable monthly at rates ranging from prime
           to prime plus 1.5%. At December 31, 2000, the prime rate was 9.5%              $35,190,630    $41,377,879

         Notes, loans and capital lease obligations, including $400,000 to
           Century with interest rates ranging from 9.5% to prime plus 1%                          --        709,289
                                                                                          -----------    -----------
                                                                                          $35,190,630    $42,087,168
                                                                                          ===========    ===========

         The following are the scheduled and estimated maturities of notes and loans payable at December 31:

                        Years               Amount
                        -----            -----------
                         2001            $18,179,097
                         2002              4,491,528
                         2003             12,520,005
                                         -----------
                                         $35,190,630
                                         ===========

         One of the loan agreements requires the Company to maintain a minimum tangible net worth, and a certain ratio of liabilities to shareholders' equity. At December 31, 2000, the Company believes it is in compliance with this loan covenant. In addition, the loan agreements restrict the Company from declaring or paying any dividends or making any other distributions on any shares of capital stock of the Company.

8.       INCOME TAXES

         The income tax provision consists of the following:

                                    For the years ended                Three months
                        ---------------------------------------------     ended
                        December 31,    September 30,   September 30,   December 31,
                           2000             1999            1998           1999
                          --------        --------        --------        --------
                                                                        (transition
                                                                          period)
         Current
           Federal        $223,087        $     --        $     --        $  7,197
           State            39,420              --              --              --
                          --------        --------        --------        --------
                           262,507              --              --           7,197
                          ========        ========        ========        ========

         Deferred
           Federal         349,914              --              --         209,654
           State            36,583              --              --          23,159
                          --------        --------        --------        --------
                           386,497              --              --         232,813
                          --------        --------        --------        --------
                          $649,004        $     --        $     --        $240,010
                          ========        ========        ========        ========

         The components of deferred taxes at December 31, 2000 and September 30, 1999 are as follows:

                                                 December 31,       September 30,
                                                     2000                1999
                                                 -----------         -----------
         Deferred tax assets

         Net operating loss carryforwards        $ 2,246,900         $ 2,705,300
         Accrued expenses                            148,300             148,300
         Writedown of assets                          61,500             371,610
         Contributions                                    --              11,400
         Investments in partnerships                  76,700             (46,600)
         Fixed assets                                147,700             110,400
                                                 -----------         -----------
                                                   2,681,100           3,300,410
         Less valuation allowance                 (2,681,100)         (3,300,410)
                                                 -----------         -----------
         Net deferred tax assets                 $        --         $        --
                                                 ===========         ===========

     A reconciliation of the effective income tax rate is as follows:

                                                              For the years ended              Three months
                                                   --------------------------------------------   ended
                                                   December 31,  September 30,  September 30,  December 31,
                                                      2000           1999           1998          1999
                                                      -----         ------         ------         -----
                                                                                               (transition
                                                                                                 period)
         Federal income tax rate                      34.00%         34.00%         34.00%        34.00%
         State taxes, net of federal income
           tax benefit                                 4.33           3.63           3.63          4.10
         Nondeductible amortization of

           intangible assets                          17.66           4.42
         Change in valuation allowance                              (37.63)        (37.63)
                                                      -----         ------         ------         -----
                                                      55.99%           0.0%           0.0%        42.52%
                                                      =====         ======         ======         =====

         Deferred tax assets at December 31, 2000 were reduced by a valuation allowance relating to the tax benefits that were derived from periods prior to August 2, 1999, when the Company underwent a change in control (see Note 3). All of the Company's tax benefits derived from periods prior to the change in control are considered acquired assets pursuant to purchase accounting guidelines. Should these tax benefits be realized in a subsequent period, the realization of the related valuation allowance would result in the application of the allowance amount as a reduction to goodwill. Accordingly, the recognition of deferred tax assets for the transition period ended December 31, 1999 and the calendar year ended December 31, 2000 resulted in a reduction in the valuation allowance related to such deferred tax assets. The reduction was applied as a charge to goodwill in the amount of $619,310.

         At December 31, 2000, approximately $5.9 million of net operating loss carryforwards is available to offset taxable income through the year 2018. As the change in control constituted a change in ownership as defined under Section 382 of the Internal Revenue Code, the resulting annual limitation on the use of the Company's pre-change in control net operating losses will defer, but in general not limit, the utilization of the Company's net operating losses.

         The income tax provision for the transition period ended December 31, 1999 differs from the income tax provision previously reported due to changes in estimates regarding net operating losses not subject to the limitations imposed by Section 382 of the Internal Revenue Code.

9.       STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS No. 123"). SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees, and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply Accounting Principles Board Opinion No. 25 ("APB 25"), which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards. Accordingly, no compensation costs related to employee options have been recognized in the consolidated financial statements of the

         Company. Had compensation cost been determined based on the fair market value at the grant dates for awards consistent with the methods prescribed by SFAS No. 123, the Company's net income (loss) for the periods would not have been significantly different. The fair value of the option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk free interest rates of 6.75%, dividend yield of 0%, expected lives of 0 years and volatility of 78%.

         A summary of the status of the Company's stock-based option awards during the years and changes during the periods then ending is presented below:

                                                            For the years ended                            Three months
                                      ---------------------------------------------------------------          ended
                                       December 31, 2000    September 30, 1999     September 30, 1998    December 31, 1999
                                      -------------------   ------------------     -----------------     ----------------
                                                                                                       (transition period)
                                        Weighted Average     Weighted Average       Weighted Average     Weighted Average
                                       Options      Price   Options      Price     Options     Price     Options    Price
                                      ---------     -----   --------     -----     -------     -----     -------    -----
         Outstanding at the
          beginning of the year         712,750     $4.38    850,000     $3.95     905,000     $3.82     734,500    $4.31
         Granted                      1,410,000      1.22     24,500      1.84          --        --          --       --
         Exercised                           --        --         --        --          --        --      21,750     1.75
         Forfeited
                                       (310,000)    (7.80)  (140,000)    (1.75)    (55,000)    (1.75)         --       --
                                      ---------     -----   --------     -----     -------     -----     -------    -----
         Outstanding at year-end      1,812,750     $1.34    734,500     $4.31     850,000     $3.95     712,750    $4.38
                                      ---------     -----   --------     -----     -------     -----     -------    -----
         Exercisable at end of        1,107,750              734,500               475,000               712,750
         year

10.      CAPITAL STOCK

         Previously, the Articles of Incorporation of the Company provided that until the Company had attained operating income (as defined in the Articles of Incorporation) of $7,500,000, holders of Class A Common Stock and Class B Common Stock were entitled to receive, if, when and as declared by the Board of Directors of the Company, cumulative cash dividends at the rate of $0.325 per share of Class A Common Stock per annum and $.001 per share of Class B Common Stock per annum, respectively. As of August 1996, the Board of Directors of the Company elected to forego the regularly scheduled cash dividend payments on its outstanding shares of Class A Common Stock and Class B Common Stock.

         As of December 31, 1999, the Company had approximately $6,800,000 of unpaid cumulative dividends. On April 20, 2000, in connection with the conversion of the outstanding shares of Class A and Class B Common Stock to Common Stock discussed below, all unpaid dividends were waived.

         On April 20, 2000, the Company held a special meeting to amend the Articles of Incorporation to provide for a single class of Common Stock, par value $.001 per share. The authorized Preferred Stock of the Company, of which no shares are currently outstanding, was not affected by such change. Each outstanding share of Class A Common Stock and Class B Common Stock of the Company was converted into one share of the Company's Common Stock, $.001 par value per share. Preferred Common Stock, with 5,000,000 shares authorized and none outstanding at $.01 par, was unaffected by the conversion. In connection with the conversion to a single class of Common Stock, any and all future dividends on the Common Stock of the Company may thereafter only be declared at the discretion of the Company's Board of Directors. No dividends were declared during 2000.

         The Board of Directors of the Company has amended the Company's Articles of Incorporation to authorize an additional 55,000,000 shares of Common Stock, $.001 par value per share.

11.      RELATED PARTY TRANSACTIONS

         The Company and its principal stockholder share office space and certain common resources. The Company has entered into an agreement with Century, in which expenses are allocated between the two entities according to their proportionate share of the office square footage utilized. The Company currently occupies approximately 90% of the shared space. The future expense allocation based on existing lease agreements for the shared space is as follows:

                                   %                 2001             2002              2003             2004
                                  ---              --------         --------          --------         --------
        The Company                90%             $138,400         $145,878          $149,059         $151,481
        Century                    10                15,378           16,209            16,562           16,831
                                  ---              --------         --------          --------         --------
        Combined total            100%             $153,778         $162,087          $165,621         $168,312
                                  ===              ========         ========          ========         ========

         The expense allocated to the Company for shared office space during the years ended December 31, 2000, September 30, 1999 and the three months ended December 31, 1999 (transition period) was $141,771, $8,355 and $22,604, respectively.

         The Company earned a management fee from related parties in the amount of $1,381,418 and $781,665, respectively during the year ended December 31, 2000 and three months ended December 31, 1999. The management fee relates to services provided for the management of certain home building projects. Due from affiliates arise from Management fees and other expenses paid for by the Company on behalf of other affiliates. Amounts are repaid periodically during the year.

12.      COMMITMENTS AND CONTINGENCIES

         Performance Bonds

         In accordance with certain governmental requirements, the Company has caused performance bonds and letters of credit aggregating $542,000 and $645,000 at December 31, 2000 and September 30, 1999, respectively, to be issued to governmental agencies for certain of the projects to secure the completion of required improvements.

         Litigation

         The Company is involved from time to time in litigation arising in the ordinary course of its business, none of which is expected to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

13.      CASH FLOW INFORMATION

         On August 2, 1999, an aggregate principal amount of $4,000,000 subordinated debentures were converted into 7,142,857 shares of Class A Common Stock.

         On September 2, 1999 and September 30, 1999, an aggregate 22,123,893 shares of Class A Common Stock were issued in exchange for net assets of $16,846,619, inclusive of cash and cash equivalents of $2,404,355.

         Effective September 30, 1999, as a result of the pushdown of Century's basis, the Company recorded goodwill of $8,529,141 and increased additional paid-in capital by $6,052,042. Also, the predecessor's accumulated deficit of $9,287,606 was reclassified against additional paid-in capital.

         In March 2000, an aggregate 2,637,644 shares of Class A Common Stock were issued in exchange for assets of $4,120,000, inclusive of cash and cash equivalents of $3,930,000.

                                   * * * * * *

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at      Charged to       Charged to
                                                      Beginning        Cost and          Other                      Balance at
                                                       of Year         Expenses         Accounts     Deduction      End of Year
                                                      ----------      ----------        --------     ---------       ----------
YEAR ENDED DECEMBER 31, 2000
Valuation allowances deducted from assets for
     deferred taxes                                   $3,067,597      $       --        $     --     $(386,497)      $2,681,100
                                                      ==========      ==========        ========     =========       ==========
THREE MONTHS ENDED
DECEMBER 31, 1999
Valuation allowances deducted from assets for
     deferred taxes                                   $3,274,100      $   26,310        $     --     $(232,813)      $3,067,597
                                                      ==========      ==========        ========     =========       ==========
YEAR ENDED SEPTEMBER 30, 1999
Valuation allowances deducted from assets for
     deferred taxes                                   $2,671,500      $  602,600        $     --     $      --       $3,274,100
                                                      ==========      ==========        ========     =========       ==========
YEAR ENDED SEPTEMBER 30, 1998
Valuation allowances deducted from assets for
     deferred taxes                                   $2,376,500      $  295,000        $     --     $      --       $2,671,500
                                                      ==========      ==========        ========     =========       ==========
YEAR ENDED SEPTEMBER 30, 1997
Valuation allowances deducted from assets
for deferred taxes                                    $1,130,400      $1,246,100        $     --     $      --       $2,376,500
                                                      ==========      ==========        ========     =========       ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in and disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2000.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding the Company's Directors and Executive Officers is included in Part I under "Directors and Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth certain summary information concerning all cash and non-cash compensation paid or accrued for services rendered to the Company during the fiscal years ended September 30, 1998 and 1999, and the year ended December 31, 2000, to the Company's Chief Executive Officer and each of the Company's four other most highly compensated Executive Officers, who were serving as Executive Officers of the Company as of December 31, 2000. All Executive Officers of the Company as of January 1, 2001, were employees of an employee leasing company named Fidelity United, Inc.

Summary Compensation Table (1)

                                           Annual Compensation                         Long Term Compensation
                                           -------------------                         -----------------------
                                                                                   Awards                 Payouts
                                                                                   ------                 -------
                                                                Other      Restricted Securities                All
                                Fiscal                          Annual      Stock      Underlying    LTIP       Other
                                 Year      Salary    Bonus   Compensation     Awards    Options/   Payouts   Compensation
Name and Principal Position      Ended      ($)      ($)         ($)          (#)      SARs ($)     ($)         ($)
---------------------------      -----      ---      ---         ---          ---      --------     --          ---
Sergio Pino                      2000       --       --          --            --         --         --          --
Chairman of the Board            1999       --       --          --            --         --         --          --
President and Chief Executive    1998       --       --          --            --         --         --          --
Officer
                                            --       --          --            --         --         --          --
Luis P. Rabell                   2000      200,000  100,000      --            --         --         --          --
President of Homebuilding        1999       31,000               --            --         --         --          --
Operations                       1998       --       --          --            --         --         --          --

------------
(1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officers. The aggregate amount of such compensation for the named executive officer did not exceed 10% of the total annual salary and bonus of such executive officer and, accordingly, has been omitted from the table.

(2) The Company does not, and has not paid Mr. Pino any compensation for serving as the Company's Chief Executive Officer.

(3) As of December 31, 2000 the Company has granted 1,410,000 stock-based compensation awards to many of its Executive Officers and Directors.

Compensation of Directors

         Directors who are not employees and who do not otherwise receive compensation from the Company are entitled to $2,000 per Board meeting attended in addition to the reimbursement of reasonable expenses incurred in attending meetings. Directors who are officers or employees of the Company receive no additional compensation for service as Directors, other than reimbursement of reasonable expenses incurred in attending meetings. During the year ended December 31, 2000, the Company made no other payments to Directors with respect to participation on Board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of April 6, 2001, the number and percentage of outstanding shares of Common Stock owned beneficially by (i) each shareholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each Director of the Company; and (iii) all Directors and Executive Officers as a group.

         Name and Address            Amount and Nature, of         Percent of
      of Beneficial Owner(1)          Beneficial Ownership         Outstanding
      ----------------------         ---------------------         -----------
Sergio Pino                                 30,400(2)                  (2)*

Gabriel M. Bustamante                          (2)                     (2)

Armando J. Guerra                              (2)                     (2)

Jose Cancela                                   (2)                     (2)

Carlos Garcia                                  (2)                     (2)

Lorenzo Humberto                               (2)                     (2)

Century Partners Group, Ltd.                37,893,430               90.48%

All Directors and Executive Officers
  as a group (8 persons)                    37,923,830               90.55%

 *       Less than 1%.
(1) Address for all persons listed is c/o Century Builders Group, Inc. 7270 N.W. 12th Street, Suite 410, Miami, Florida 33126.
(2) Excludes shares owned of record by Century Partners Group, Ltd. Messrs. Pino, Bustamante, Guerra, Cancela, Garcia and Lorenzo are each affiliates of the corporate general partner of Century Partners Group, Ltd., and disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 2, 1999, Century Partners Group, Ltd. ("Century"), a Florida limited partnership, purchased an aggregate 8,855,000 shares of Class A and Class B Common Stock of the Company, from Chai Capital, Ltd. ("Chai"), the Company's then principal stockholder, which resulted in a change in control of the Company. In addition, Century acquired options to purchase, directly from the Company, 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), in consideration of the payment of $1,130,998. The Options provided that the exercise price may be tendered in cash or by conveyance to the Company of assets having a fair market value equal to the exercise price.

         On September 2, 1999 and September 30, 1999, Century exercised their Options and received 22,123,893 aggregate shares of Class A Common Stock of the Company. As consideration for the shares, Century conveyed to the Company cash, cash equivalents, Century's interest in five limited partnerships and certain other assets. Three of the limited partnerships conveyed were wholly owned subsidiaries of Century and the other two limited partnerships were 50% owned by Century.

         On March 9, 2000, Century purchased from the Company an aggregate 2,637,644 shares of the Company's Class A Common Stock at $1.56 per share, and on September 19, 2000, Century purchased from the Company an aggregate 3,733,333 shares of the Company's Class A Common Stock at $0.75 per share.

         On February 16, 2001 Century Partners Group, Ltd the general partner of Century purchased 543,560 shares of the Company's Common Stock at a cost of $271,780 or $.50 per share. The last purchase brought Century Partners Group Ltd.'s interest in the Company to 90.48%.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:


Exhibit
Number            Description
---------         -----------
3.1**             Amended and Restated Articles of Incorporation of the Company

3.2*              By-Laws of the Company

3.3.***           Amended Articles of Incorporation of the Company

21.1              Subsidiaries of the Company

23.1              Consent of independent certified public accountants

23.2              Independent auditor's consent


* Incorporated herein by reference to the exhibit bearing the same number and filed as a part of the Company's Registration Statement on Form S-1 filed on April 26, 1995 (File No. 33-89076).

** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended March 31, 1996.

*** Incorporated herein by reference to the Company's proxy statement for the Special Meeting of Shareholders held on April 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of April, 2001.

                                        CENTURY BUILDERS GROUP, INC.

                                        By: /s/ SERGIO PINO
                                            ------------------------------------
                                            Sergio Pino
                                            Chairman of the Board, President and
                                            Chief ExecutiveOfficer (Principal
                                            Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                          Title                             Date
   ---------                                          -----                             ----


   /s/ Wayne O. Norris                  Senior Vice President and                  April 16, 2001
   ---------------------------           Chief Financial Officer
   Wayne O. Norris


   /s/ Armando Guerra                               Director                       April 16, 2001
   ---------------------------
   Armando Guerra


   /s/ Jose Cancela                                 Director                       April 16, 2001
   ---------------------------
   Jose Cancela


   /s/ Carlos Garcia                                Director                       April 16, 2001
   ------------------
   Carlos Garcia


   /s/ Humberto Lorenzo                             Director                       April 16, 2001
   ---------------------------
   Humberto Lorenzo


   /s/ Gabriel M. Bustamante                        Director                       April 16, 2001
   -------------------------
   Gabriel M. Bustamante

Exhibit
Number            Description
---------         -----------
21.1              Subsidiaries of the Company

23.1              Consent of independent certified public accountants

23.2              Independent auditor's consent