Form 10-Q
period 2001-03-31
CENTURY BUILDERS GROUP INC
filed 2001-05-15
CIK 926613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076

                          CENTURY BUILDERS GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                                   65-0502494
  ----------------------------------------------------------------------------
      (State or other jurisdiction of                (IRS Employer I.D. No.)
       incorporation or organization)

  7270 N. W. 12th Street, Suite 410,  Miami, FL               33126
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                            Outstanding at
             Class                                           May 7, 2001
             -----                                           -----------

 Common Stock, $.001 Par Value                               41,305,445

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     March 31,     December 31,
                                                                                       2001            2000
                                                                                   -----------     -----------
ASSETS
------

  Cash and cash equivalents                                                        $ 2,236,927     $ 5,038,821
  Restricted Cash                                                                      880,800         266,715
  Inventories:
     Land and land development costs                                                48,830,898      45,379,633
     Construction-in-progress and model furnishings                                 12,765,075      12,782,534
                                                                                   -----------     -----------
         Total inventories                                                          61,595,973      58,162,167

  Goodwill, net                                                                      7,083,979       7,206,261
  Investments in partnerships                                                        2,657,433       2,692,986
  Notes receivable, interest ranging from 8% to 24%                                  2,500,000       2,500,000
  Due from affiliates and other receivables                                          2,911,499       1,802,620
  Other assets                                                                       3,284,908       1,858,342
                                                                                   -----------     -----------
                                                                                   $83,151,519     $79,527,912
                                                                                   ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Customer deposits                                                                $ 3,214,363     $ 2,272,979
  Accounts payable and accrued expenses                                              3,691,010       4,165,291
  Notes and loans payable                                                           38,067,085      35,190,630
                                                                                   -----------     -----------
      Total liabilities                                                             44,972,458      41,628,900
                                                                                   -----------     -----------

Stockholders' equity:
  Common stock, $.001 par, 95,000,000 shares authorized, 41,305,445
   issued and outstanding at March 31, 2001 and December 31, 2000                       41,305          41,305
  Preferred Stock, $.01 par, 5,000,000 shares authorized, none issued                     --              --
                                                                                   -----------     -----------
  Additional paid-in capital                                                        37,022,364      37,022,364
  Retained earnings                                                                  1,115,392         835,343
                                                                                   -----------     -----------
       Total stockholders' equity                                                   38,179,961      37,899,012
                                                                                   -----------     -----------
                                                                                   $83,151,519     $79,527,912
                                                                                   ===========     ===========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       AND STATEMENT OF RETAINED EARNINGS

                                                              Three months ended
                                                                    March 31,
                                                         ---------------------------
                                                             2001            2000
                                                         -----------     -----------
Revenues:
     Sales of homes                                      $13,866,553     $20,376,953
     Interest income                                         113,553           8,404
     Other income                                            482,599         597,916
                                                         -----------     -----------
                                                          14,462,705      20,983,273
                                                         -----------     -----------

Operating cost and expenses:
     Cost of homes sold                                   12,406,416      17,901,368
     Selling, General and Administrative expenses          1,265,210       1,750,768
     Depreciation and amortization                           268,290         695,931
                                                         -----------     -----------
                                                          13,939,916      20,348,067

     Net income before provision for income tax              522,789         635,206

     Provision for income tax                                242,740            --
                                                         -----------     -----------

Net income                                               $   280,049     $   635,206
                                                         ===========     ===========


Basic and diluted income per common share                $      0.01     $      0.02
                                                         ===========     ===========

Weighted average number of common shares outstanding      41,305,445      34,101,125
                                                         ===========     ===========

Retained Earnings at Beginning of Period                     835,343         200,137
                                                         -----------     -----------

Retained Earnings at Ending of Period                      1,115,392         835,343
                                                         ===========     ===========



         The accompanying notes to consolidated financial statements are an integral part of these statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           For the Three months ended
                                                                                                    March 31,
                                                                                         ------------------------------
                                                                                              2001             2000
                                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                         $    280,049      $    635,206
      Adjustments to reconcile net income to net cash used in  operating activities:
        Depreciation, amortization and other non-cash charges                                 268,290           695,931
Changes in assets and liabilities:
      Land, land development costs, and construction-in-progress                           (3,433,806)       (5,173,548)
      Other assets                                                                         (2,127,639)        1,291,665
      Customer deposits                                                                       941,384          (447,258)
      Accounts payable and accrued liabilities                                               (474,281)       (1,358,105)
                                                                                         ------------      ------------
Net cash used in operating activities                                                      (4,546,003)       (4,356,109)
                                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, equipment and model furnishings                                  (106,615)         (253,683)
      Deposits in future projects (included in other assets)                                 (404,297)          151,226
                                                                                         ------------      ------------
Net cash used in investing activities                                                        (510,912)         (102,457)
                                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from acquisition, development and construction loans                        10,308,310        13,122,091
      Payments on acquisition, development and construction loans                          (7,383,122)      (15,162,334)
      Deferred loan cost payments                                                              (7,352)         (537,817)
      Proceeds from issuance of common stock                                                     --           4,119,999
      Proceeds from notes and loans payable                                                    28,721         1,000,000
      Payments on notes and loans payable                                                     (77,451)         (572,610)
                                                                                         ------------      ------------
Net cash provided by financing activities                                                   2,869,106         1,969,329
                                                                                         ------------      ------------

NET DECREASE IN CASH                                                                       (2,187,809)       (2,489,237)
BEGINNING CASH AND CASH EQUIVALENTS                                                         5,305,536         4,073,968
                                                                                         ------------      ------------
ENDING CASH AND CASH EQUIVALENTS                                                         $  3,117,727      $  1,584,731
                                                                                         ============      ============

     Supplemental disclosure of cash flow information:

                 Cash paid for interest, net of amount capitalized                       $      4,500      $     12,323
                                                                                         ============      ============
                 Cash paid for income taxes                                                      --              60,000
                                                                                         ============      ============

         The accompanying notes to consolidated financial statements are an integral part of these statements

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Century Builders Group, Inc. ("the Company," formerly known as Weitzer Homebuilders Incorporated) incorporated under the laws of the State of Florida in June 1994, is engaged primarily in the design, construction and sale of single-family homes and townhouses and condominiums in South Florida.

         The accompanying unaudited Financial Statements of the Company for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustment necessary for a fair presentation of such financial statements have been included. Such adjustment consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements
--------------------------------

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share ("Basic EPS") are computed by dividing net income by the weighted average number of common shares outstanding of 41,305,445 and 34,101,125 during each period presented. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method, if their inclusion is considered dilutive.

NOTE 3 - CASH AND CASH EQUIVALENT

         The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. The cash balances also include restricted housing deposits of $880,800 and $266,715 as of March 31, 2001 and December 2000, respectively that will become available when the housing contracts close.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to the Consolidated Condensed Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's Form 10-K for the year ended December 31, 2000. Management of the Company believes that quarterly-comparisons may not give a true indication of overall trends and changes in the Company's operations. The Company's sales and net income are subject to significant variability based on, among other things, the phase of development of its projects, the cyclical nature of the homebuilding industry, changes in governmental regulations, changes in prevailing interest rates, changes in product mix, changes in the costs of materials and labor and other economic factors.

Certain statements discussed herein and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, shifts in demographic trends affecting real estate development, the level of migration to the regional market areas, national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and the demand for new and existing housing, access to future financing, competition, changes in, or the failure or inability to comply with, government regulations, and other factors as are described in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.

Results of Operations

General

The following table sets forth for the periods presented certain items of the Company's consolidated condensed financial statements expressed as a percentage of their respective total revenues:

                                          Three Months Ended  Three Months Ended
                                             March 31, 2001     March 31, 2000
                                          ------------------  ------------------
Revenues                                        100.0%              100.0%
Cost of homes sold                              85.78               85.31
Selling,  general and administrative
  expenses and interest expense                  8.75                8.34
Depreciation, amortization                       1.86                3.32
Income taxes                                     1.68                 --
                                          ------------------  ------------------
Net income                                       1.93                3.03
                                          ==================  ==================


Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract.

--------------------------------------------------------------------------------

The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contracts and includes homes under construction, as well as homes, which have been sold but not started. At March 31, 2001, approximately 52% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract.

--------------------------------------------------------------------------------

Backlog of Homes and Lots for Sale

                                              March 31, 2001     March 31, 2000
                                              --------------     ---------------
Number of homes in backlog                         678                346
Aggregate sales value of homes in backlog     $ 96,970,237       $ 47,847,000
Lots for sale                                     1,050                773
Lots under development                            1,607               1018
Lots under option or contract                     3,822                839


Comparison of the Three-Month Period Ended March 31, 2001 and 2000
------------------------------------------------------------------

Revenues from home sales decreased $6.5 million or 31.95% from $20.4 million for the three months ended March 31, 2000, to $13.9 million for the three months ended March 31, 2001. Due to unanticipated temporary construction delays, the total number of homes delivered during the comparable period decreased 38.51% from 135 to 83. The average selling price of delivered units increased by $16,127 or 10.68% during the current quarter ended March 31, 2001, from $150,940 to $167,067 compared to the same period in 2000. The increase is primarily attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes.

Cost of homes sold decreased $5.5 million or 30.56% from $17.9 million for the three months ended March 31, 2000, to $12.4 million for the three months ended March 31, 2000. The change is primarily attributable to the decrease in the number of homes sold. Cost of homes sold as a percentage of home sales increased from 87.86% for the three months ended March 31, 2000, to 89.47% for the three months ended March 31, 2001.

Selling, general and administrative ("SG&A") expenses decreased from $1.7 million for the three months ended March 31, 2000, to $1.3 million for the three months ended March 31, 2001. The decrease is primarily attributable to decreased selling costs associated with the lower number of units sold and to budgetary reductions in advertising and marketing expenditures. SG&A expenses as a percentage of total revenues increased from 8.34% during the three months ended March 31, 2000, to 8.75% for the three months ended March 31, 2001, as a result of the Company's closing on the sale of less units.

Net income before taxes decreased approximately $112,000 from $635,000 for the three-month period ended March 31, 2000, to income before taxes of $523,000 for the corresponding period ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company had borrowings from banks and third parties aggregating approximately $38.1 million compared to $35.2 million at December 31, 1999. As of March 31, 2001, the Company had working capital of $ 2,408,761 as compared to working capital of $2,528,228 at December 31, 2000. The decrease in working capital was due, in part, to the use of cash in the acquisition of land. The Company believes that it will be able to fund its ongoing operations from cash on hand, revenues generated from home sales, and from its available lines of credit. To the extent the Company is unable to fund it working capital needs, the Company may be required to procure additional equity and/or debt financing on terms then deemed favorable to the Company, the success of which no assurances can be given.

At March 31, 2001, the Company had an aggregate of $42.8 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of homes at certain of its current projects

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on 8-K

    (a) Exhibits: The following documents are filed as a part of this report:

        None

    (b) Reports on Form 8-K:

        No reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Century Builders Group, Inc.

Date: May 15, 2001                          By : /s/ Sergio Pino
                                                -------------------------------
                                                 Sergio Pino
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                    Officer
                                                 (Principal Executive Officer)

Date: May 15, 2001                          By : /s/ Wayne O. Norris
                                                -------------------------------
                                                 Wayne O. Norris
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)