Form 10-Q
period 2001-06-30
CENTURY BUILDERS GROUP INC
filed 2001-08-15
CIK 926613

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended June 30, 2001

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-89076

                          CENTURY BUILDERS GROUP, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                               65-0502494
     ---------------------------------------------------------------------
      (State or other jurisdiction of                    (IRS Employer I.D. No.)
        incorporation or organization)

     7270 N. W. 12/th/ Street, Suite 410, Miami, FL                        33126
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                 (305) 599-8100
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
            -------------------------------------------------------
          (Former name of the Registrant if changed from last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X   Yes        No
         -----     ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    Outstanding at
                  Class                             August 14, 2001
                  -----                             ---------------
       Common Stock, $.001 Par Value                  41,305,445

                                    PART I.
                             FINANCIAL INFORMATION
Item 1. Financial Statements

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                                     June 30,           December 31,
                                                                                       2001                 2000
                                                                                 -----------------   ------------------
ASSETS
------
  Cash and cash equivalents                                                       $     3,734,437     $      5,305,536
  Inventories:
     Land and land development costs                                                   55,377,594           45,379,633
     Construction-in-progress and model furnishings                                    14,166,813           12,782,534
                                                                                 -----------------   ------------------
         Total inventories                                                             69,544,407           58,162,167

  Goodwill, net                                                                         6,961,697            7,206,261
  Investments in partnerships                                                           1,150,000            2,692,986
  Notes receivable, interest ranging from 8% to 24%                                     3,100,000            2,500,000
  Due from affiliates and other receivables                                             2,267,856            1,802,620
  Other assets                                                                          6,683,981            1,858,342
                                                                                 -----------------   ------------------
                                                                                  $    93,442,378     $     79,527,912
                                                                                 =================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Customer deposits                                                               $     4,542,178     $      2,272,979
  Accounts payable and accrued expenses                                                 2,020,477            4,165,291
  Notes and loans payable                                                              47,410,371           35,190,630
                                                                                 -----------------   ------------------
     Total liabilities                                                                 53,973,026           41,628,900
                                                                                 -----------------   ------------------

Stockholders' equity:
  Common stock, $.001 par, 95,000,000 shares authorized, 41,305,445 issued and outstanding at June 30, 2001 and
       December 31, 2000                                                                   41,305               41,305
  Preferred Stock, $.01 par, 5,000,000 shares authorized, none
       issued                                                                                   -                    -
  Additional paid-in capital                                                           37,022,364           37,022,364
  Retained earnings                                                                     2,405,683              835,343
                                                                                 -----------------   ------------------
       Total stockholders' equity                                                      39,469,352           37,899,012
                                                                                 -----------------   ------------------
                                                                                  $    93,442,378     $     79,527,912
                                                                                 =================   ==================

   The accompanying notes to the consolidated condensed financial statements are an integral part of these statements.

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      AND STATEMENT OF RETAINED EARNINGS
                                  (Unaudited)

                                                           Three months ended                   Six months ended
                                                                June 30,                           June 30,
                                                    -------------------------------    ------------------------------
                                                      2001            2000               2001            2000
Revenues:
     Sales of homes                                  $  17,560,255   $  15,807,340     $  31,426,808   $  36,184,293
     Interest income                                       279,787          12,503           393,340          20,907
     Other income                                          416,383         689,850           898,982       1,287,766
                                                     -------------   -------------     -------------   -------------
                                                        18,256,425      16,509,693        32,719,130      37,492,966

Operating cost and expenses:
     Cost of homes sold                                 15,391,863      14,207,344        27,798,279      32,108,712
     Selling, General and Administrative                 2,105,819       1,589,910         3,371,029       3,328,355
     Depreciation and amortization                         214,497         206,278           482,787         902,209
     Interest                                               26,158           2,568            26,158          14,891
                                                     -------------   -------------     -------------   -------------
                                                        17,738,337      16,006,100        31,678,253      36,354,167
                                                     -------------   -------------     -------------   -------------

      Income from operations                         $     518,088   $     503,593     $   1,040,877   $   1,138,799

     Gain on sales of unconsolidated partnerships        1,633,543               -         1,633,543               -
                                                     -------------   -------------     -------------   -------------

      Income before provision for income tax             2,151,631         503,593         2,674,420       1,138,799

     Provision for income tax                              861,340               -         1,104,080               -
                                                     -------------   -------------     -------------   -------------

Net income                                           $   1,290,291   $     503,593     $   1,570,340   $   1,138,799
                                                     =============   =============     =============   =============


Retained Earnings at Beginning of Period             $   1,115,392       1,199,775     $     835,343   $     564,569

Retained Earnings at Ending of Period                    2,405,683       1,703,368         2,405,683       1,703,368

Weighted average number of common shares
     Outstanding                                        41,305,445      37,572,112        41,305,445      37,572,112

Basic and diluted income per common share            $        0.03   $        0.02     $        0.04   $        0.03


The accompanying notes to the consolidated condensed financial statements are an integral part of these statements.

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                           For the six months ended
                                                                                                   June 30,
                                                                                      ---------------------------------
                                                                                            2001              2000
                                                                                      ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $    1,570,340    $    1,138,799
       Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation, amortization and other non-cash charges                                 482,787           879,012
        Gain on sale of unconsolidated partnerships                                       (1,633,543)                -
Changes in assets and liabilities:
     Land, land development costs and construction-in-progress                           (11,382,240)       (2,341,597)
     Other assets                                                                         (5,054,361)          560,397
     Customer deposits                                                                     2,269,199            45,609
     Accounts payable and accrued liabilities                                             (2,144,814)       (2,425,552)
                                                                                      --------------    --------------
Net cash used in operating activities                                                     15,892,632)       (2,143,332)
                                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                     (278,505)         (279,752)
     Proceeds from sale of unconsolidated partnerships                                     2,526,558                 -
     Acquisition of a minority interest in a joint venture                                         -          (600,000)
                                                                                      --------------    --------------
Net cash used in investing activities                                                      2,248,053          (879,752)
                                                                                      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from acquisition, development and construction loans                        44,042,888        23,740,479
     Payments on acquisition, development and construction loans                         (31,823,147)      (26,344,086)
     Deferred loan cost payments                                                            (146,261)         (660,344)
     Proceeds from issuance of common stock and stock options                                      -         4,119,999
     Proceeds from notes and loans payable                                                         -         1,100,000
     Payments on notes and loans payable                                                           -        (1,110,587)
                                                                                      --------------    --------------
Net cash provided by financing activities                                                 12,073,480           845,461
                                                                                      --------------    --------------

NET DECREASE IN CASH                                                                     ( 1,571,099)       (2,177,623)
                                                                                      --------------    --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               5,305,536         4,073,968
                                                                                      --------------    --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                     3,734,437    $    1,896,345
                                                                                      ==============    ==============
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
           Cash paid for interest, net of amount capitalized                          $       26,158    $       14,890
                                                                                      ==============    ==============
           Cash paid for income taxes                                                 $      120,000    $            -
                                                                                      ==============    ==============
  SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTION:
          Note receivable from sale of unconsolidated partnerships                    $      600,000    $            -
                                                                                      ==============    ==============

The accompanying notes to the consolidated condensed financial statements are an integral part of these statements

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Century Builders Group, Inc. (the "Company"), formerly known as Weitzer Homebuilders Incorporated, incorporated under the laws of the State of Florida in June 1994, engages primarily in the design, construction and sale of single-family homes, townhouses and condominiums in South Florida.

The accompanying unaudited consolidated condensed financial statements of the Company for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB delayed the effective date of SFAS No. 133 to all years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 did not have a significant impact on the company on January 1, 2001.

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The implementation of SFAS No. 140 did not have a material impact on the Company's results of operations or financial position.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") No.141. "Business Combinations", and SFAS No.142 " Goodwill and Other Intangible Assets". These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for fiscal years beginning after December 15, 2001; however early adoption is permitted. The Company has not quantified the impact resulting from the adoption of these statements.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding of 41,305,445 and 37,572,112 for the six and three months ended June 30, 2001 and 2000, respectively. Diluted earnings per share ("Diluted EPS") is computed by dividing net income by the weighted average of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method, if their inclusion is considered dilutive. The effects of assumed exercise of outstanding warrants and stock options are considered antidilutive for the six and three months ended June 30, 2001 and June 30, 2000.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash balances related to housing deposits of $1,737,846 and $266,715 as of June 30, 2001 and December 2000, respectively, will become available to the Company when the housing contracts close.

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

Certain statements discussed herein and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from projected results, performance or achievements, expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, shifts in demographic trends affecting real estate development, the level of migration to the regional market areas, national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing, the demand for new and existing housing, access to future financing, competition, changes in, or the failure or inability to comply with government regulations and other factors as are described in this Form 10-Q and the Company's other filings with the Securities and Exchange Commission.


Results of Operations

General

The following table sets forth for the periods presented herein certain items of the Company's consolidated condensed statement of operations expressed as a percentage of their respective total revenues:

                                      Three months        Three months          Six months         Six months
                                          ended               ended               ended               ended
                                      June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                     ---------------    -----------------   -----------------   -----------------
Revenues                                     100.0%             100.00%              100.00%             100.00%
Cost of homes sold                          (84.31)             (86.05)              (84.96)             (85.64)
Selling,general,and                         (11.68)              (9.65)               (10.38)             (8.92)
 administrative
Depreciation and amortization                (1.17)              (1.25)               (1.48)              (2.41)
Gain on sale of unconsolidated
  partnerships                                8.95                   -                  4.99                  -
Income taxes                                 (4.71)                  -                 (3.37)                 -
                                     ---------------    -----------------   -----------------   -----------------
Net income                                    7.08                3.05                 4.80                3.03
                                     ===============    =================   =================   =================

Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract.

The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contracts, homes under construction, and homes, which have been sold but not started. At June 30, 2001, approximately 55% of the homes in backlog were under construction. Lots for sale refers to the number of lots the Company has acquired on which it plans to construct homes and excludes homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of homes, lots for sale and lots for construction
---------------------------------------------------------

                                                                     As of              As of
                                                                 June 30, 2001      June 30, 2000
                                                                ---------------    ---------------
Number of homes in backlog                                                  781                466
Aggregate sales value of homes in backlog                       $   113,806,442    $    62,860,000
Lots for sale                                                             1,005                656
Lots under development                                                      425              1,137
Lots under option or contract                                             3,510                720


Comparison of the Six and Three Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------

Revenues from home sales for the six and three months ended June 30, 2001 decreased $4.8 million or 13.15% from $36.2 million to $31.4 million and increased $1.8 million or 11.09% from $15.8 million to $17.6 million, respectively, when compared to the same periods of 2000. Due to unanticipated construction delays, the total number of homes delivered during the comparable period decreased 25.74% from 272 to 202 for the six months ended June 30, 2001 and increased 3.48% from 115 to 119 for the three months ended June 30, 2001. The average selling price of delivered units for the six and three months ended June 30, 2001 increased by $22,549 or 16.95% from $133,031 to $155,580 and
$10,113 or 7.36% from $137,455 to $147,568, respectively, when compared to the same periods of 2000. The slightly lower average for the second quarter can be explained by an unusually high average ($174,000) for the first quarter due to the product type delivered. The six month increase is primarily attributable to the change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes.

Cost of homes sold for the six and three months ended June 30, 2001 decreased $4.3 million or 13.42% from $32.1 million to $27.8 million and increased $1.2 million or 8.45% from $14.2 million to $15.4 million, respectively, when compared to the same periods of 2000. The change is primarily attributable to the decrease in the number of homes sold in the first quarter partially mitigated by an increase in the second quarter. Cost of homes sold as a percentage of home sales for the six and three months ended June 30, 2001 decreased from 88.74% to 88.45% and from 89.88% to 87.65%, respectively, when compared to the same periods of 2000.

Selling, general and administrative ("SG&A") expenses for the six and three months ended June 30, 2001 increased from $3.3 million to $3.4 million and from $1.6 million to $2.1 million, respectively, when compared to the same periods of 2000. The increase in the last three months is primarily attributable to selling and marketing costs associated with higher number of units sold and also an increase in salaries and professional fees. SG&A expenses as a percentage of total revenues for the six and three months ended June 30, 2001 increased from 8.88% to 10.30% and from 9.63% to 11.53%, respectively, when compared to the same periods of 2000.

Net Income before taxes for the six and three months ended June 30, 2001 increased $1.6 million from $1.1 million to $2.7 million and increased $1.6 million from $0.5 million to $2.1 million, respectively, when compared to the same periods of 2000. This increase is primarily due to a gain on the sale of unconsolidated partnerships, Dadeland Gardens and Towers, for $3.2 million, which resulted in a pre-tax gain of approximately $1.6 million.


Liquidity and Capital Resources
-------------------------------

At June 30, 2001, the Company had borrowings from banks and third parties aggregating approximately $47.4 million compared to $35.2 million at December 31, 2000. As of June 30, 2001, the Company had working capital of $6,123,619 as compared to working capital of $2,528,228 at December 31, 2000. The Company believes that it will be able to fund its ongoing operations from cash on hand, revenues generated from home sales, and draws from its available lines of credit. To the extent the Company is unable to fund its working capital needs, the Company may be required to obtain additional equity and/or debt financing on terms deemed favorable to the Company, the success of which cannot be assured.

At June 30, 2001, the Company had an aggregate of $42.2 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of its current and future projects.

                          PART II. OTHER INFORMATION

ITEM  6. Exhibits and Reports on 8-K

   (a) Exhibits: The following documents are filed as a part of this report:

Exhibit
Number                 Description
-------                -----------

27                     Financial Data Schedule


   (b) Reports on Form 8-K:
   No reports on Form 8-K were filed in the tree month period ended June 30,
2001

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Century Builders Group, Inc.

Date: August 14, 2001               By: /s/ Sergio Pino
                                        ---------------
                                        Sergio Pino
                                        Chairman of the Board,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date: August 14, 2001               By: /s/ Wayne O. Norris
                                        -------------------
                                        Wayne O. Norris
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)