Form 10-Q
period 2001-09-30
CENTURY BUILDERS GROUP INC
filed 2001-11-14
CIK 926613

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
               For the quarterly period ended September 30, 2001

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission File Number 33-89076

                         CENTURY BUILDERS GROUP, INC.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

                 Florida                                      65-0502494
       ------------------------------------------------------------------------
       (State or other jurisdiction of                  (IRS Employer I.D. No.)
       incorporation or organization)

       7270 N. W. 12th Street, Suite 410, Miami, FL                33126
       ------------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                                (305) 599-8100
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
         -------------------------------------------------------------
          (Former name of the Registrant if changed from last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   X   Yes  ______ No
         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Outstanding at
                 Class                          November 14, 2001
                 -----                          -----------------
             Common Stock                           41,305,445

                                    PART I.
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            (Unaudited)
                                                                            September 30,             December 31,
                                                                                2001                     2000
                                                                            -------------             ------------
ASSETS
------

 Cash and cash equivalents                                                  $  5,167,786               $ 5,305,536
 Inventories:
    Land and land development costs                                           81,313,066                45,379,633
    Construction-in-progress and model furnishings                            18,419,878                12,782,534
                                                                            ------------               -----------
         Total inventories                                                    99,732,944                58,162,167

 Goodwill, net                                                                 6,839,414                 7,206,261
 Investments in unconsolidated partnerships                                    1,526,772                 2,692,986
 Notes receivable, interest ranging from 8% to 24%                             2,638,497                 2,500,000
 Due from affiliates and other receivables                                     1,589,639                 1,802,620
 Other assets                                                                  2,061,809                 1,858,342
                                                                            ------------               -----------
                                                                            $119,556,861               $79,527,912
                                                                            ============               ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

 Customer deposits                                                          $  6,883,375               $ 2,272,979
 Accounts payable and accrued expenses                                         1,210,800                 4,165,291
 Notes and loans payable                                                      75,544,586                35,190,630
                                                                            ------------               -----------
     Total liabilities                                                        83,638,761                41,628,900
                                                                            ------------               -----------


Stockholders' equity:
 Common stock, $.001 par, 95,000,000 shares authorized,
  41,305,445 issued and outstanding at September 30, 2001 and
      December 31, 2000                                                           41,305                    41,305
 Preferred Stock, $.01 par, 5,000,000 shares authorized, none
      issued                                                                           -                         -
 Additional paid-in-capital                                                   33,698,114                37,022,364
 Retained earnings                                                             2,178,681                   835,343
                                                                            ------------               -----------
    Total stockholders' equity                                                35,918,100                37,899,012
                                                                            ------------               -----------
                                                                            $119,556,851               $79,527,912
                                                                            ============               ===========

The accompanying notes to the consolidated condensed financial statements are an integral part of these statements.

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       AND STATEMENT OF RETAINED EARNINGS
                                  (Unaudited)


                                                     Three months ended                 Nine months ended
                                                        September 30,                      September 30,
                                                 ----------------------------       ---------------------------
                                                    2001             2000              2001            2000
Revenues:
 Sales of homes                                  $16,225,257     $12,550,790       $47,652,065       $47,963,564
 Interest income                                     119,836          22,250           513,176            43,157
 Other income, primarily management fees             652,201         395,282         1,551,183         1,683,047
                                                 -----------     -----------       -----------       -----------
                                                  16,997,294      12,968,322        49,716,424        49,689,768

Operating cost and expenses:
 Cost of homes sold                               14,784,830      11,467,739        42,583,109        43,897,934
 Selling, general and administrative               2,309,181       1,039,152         5,706,368         3,289,395
 Depreciation and amortization                       189,313         339,206           672,100         1,241,415
                                                 -----------     -----------       -----------       -----------
                                                  17,283,324      12,846,097        48,961,577        48,428,744
                                                 -----------     -----------       -----------       -----------

 (Loss) income from operations                   $  (286,030)    $   122,225       $   754,847       $ 1,261,024

 Gain on sale of unconsolidated partnerships             730               -         1,634,273                 -
                                                 -----------     -----------       -----------       -----------

 (Loss) income before income taxes                  (285,300)        122,225         2,389,120         1,261,024

 (Benefit from) provision for income taxes           (58,298)              -         1,045,782                 -
                                                 -----------     -----------       -----------       -----------

Net (loss) income                                $  (227,002)    $   122,225       $ 1,343,338       $ 1,261,024
                                                 ===========     ===========       ===========       ===========

Retained earnings at beginning of period         $ 2,405,683       1,703,368       $   835,343       $   564,569

Retained earnings at end of period                 2,178,681       1,825,593         2,178,681         1,825,593

Weighted average number of common shares
    outstanding                                  41,305,445       38,059,068        41,305,445        37,081,018

Basic and diluted (loss) income per common
 share                                          $      0.00      $      0.00       $      0.03       $      0.03


The accompanying notes to the consolidated condensed financial statements are an integral part of these statements.

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For the Nine months ended
                                                                                            September 30,
                                                                                 ----------------------------------
                                                                                     2001                  2000
                                                                                 ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $  1,343,338          $  1,261,024
   Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                      672,100             1,241,415
   Gain on sale of unconsolidated partnerships                                     (1,634,273)                    -
Changes in assets and liabilities, net of effect of acquisition:
   Land, land development costs and construction-in-progress                      (35,987,934)           (1,284,905)
   Other assets                                                                       608,077               110,550
   Customer deposits                                                                4,610,396               718,225
   Accounts payable and accrued expenses                                           (3,450,755)           (3,410,212)
                                                                                 ------------          ------------
Net cash used in operating activities                                             (33,839,051)           (1,363,903)
                                                                                 ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                (903,816)             (243,354)
   Proceeds from sale of unconsolidated partnerships                                2,988,791                     -
   Acquisition of controlling interest in unconsolidated partnerships                (429,357)                    -
   Investment in unconsolidated partnerships                                         (926,772)             (600,000)
   Deposits in future projects                                                              -              (326,266)
                                                                                 ------------          ------------
Net cash provided by (used in) investing activities                                   728,846            (1,169,620)
                                                                                 ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from acquisition, development and construction loans                   64,543,042            27,812,019
   Payments on acquisition, development and construction loans                    (31,570,587)          (30,746,502)
   Deferred loan cost payments                                                              -              (834,132)
   Proceeds from issuance of common stock and stock options                                 -             6,914,724
   Proceeds from notes and loans payable                                                    -               938,844
   Payments on notes and loans payable                                                      -            (1,749,415)
                                                                                 ------------          ------------
Net cash provided by financing activities                                          32,972,455             2,335,538
                                                                                 ------------          ------------
NET DECREASE IN CASH                                                                 (137,750)             (197,985)
                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        5,305,536             4,073,968
                                                                                 ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  5,167,786          $  3,875,983
                                                                                 ============          ============


   SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
       Cash paid for interest, net of amount capitalized                         $     38,018          $     16,606
                                                                                 ============          ============
       Cash paid for income taxes                                                $  1,104,080          $    550,000
                                                                                 ============          ============

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued...)
                                  (Unaudited)



SUPPLEMENTAL DISCLOSURE OF NON CASH TRANSACTIONS:
    Note receivable from sale of unconsolidated partnerships                     $   138,497   $      -
                                                                                 ==========    ========
    Note payable issued to majority shareholder (See note 5)                     $ 6,172,443   $      -
                                                                                 ===========   ========


   ACQUISITION OF CENTURY ENTRADA, LTD.:
     Fair value of net assets acquired                                           $ 2,734,679   $      -
     Fair value of liabilities assumed                                            (1,705,322)         -
     Investment in unconsolidated partnership                                       (600,000)         -
                                                                                 -----------   --------
     Cash paid                                                                   $   429,357   $      -
                                                                                 ===========   ========


The accompanying notes to the consolidated condensed financial statements are an integral part of these statements

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND BUSINESS

Century Builders Group, Inc. (the "Company") engages primarily in the design, construction and sale of single-family homes, townhouses and condominiums in South Florida.

The accompanying unaudited consolidated condensed financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. The Company's investments in partnerships (and similar entities) in which a significant, but less than a controlling, interest is held are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated.

The financial statements have been prepared by management without audit by independent public accountants and should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. However, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Certain prior year amounts in the consolidated condensed financial statements have been reclassified to conform to the current period presentation. The financial statements for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Company historically has experienced, and expects to continue to experience, variability in quarterly results. The consolidated condensed statements of earnings for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the full year.


NOTE 2 - EARNINGS PER SHARE

Basic earnings (loss) per share ("Basic EPS") is computed by dividing net income by the weighted average number of common shares outstanding of 41,305,445 for the nine and three months ended September 30, 2001 and 2000, respectively. Diluted earnings (loss) per share ("Diluted EPS") is computed by dividing net income by the weighted average of common stock and common stock equivalents during the period presented; outstanding warrants and stock options are considered common stock equivalents and are included in the calculation using the treasury stock method, if their inclusion is considered dilutive. The effects of assumed exercise of outstanding warrants and stock options are considered antidilutive for the period ended September 30, 2001 and are immaterial for the three months ended September 30, 2000.

NOTE 3 - CASH AND CASH EQUIVALENT

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amount of these instruments approximates their fair values. Restricted cash balances related to housing deposits of $688,898 and $266,715 as of September 30, 2001 and December 2000, respectively, will become available to the Company when the housing contracts close.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In September 1999, the FASB delayed the effective date of SFAS No. 133 to all years beginning after September 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 did not have a significant impact on the Company on January 1, 2001.


In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") No.141. "Business Combinations", and
SFAS No.142   "Goodwill and Other Intangible Assets". These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to September 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for fiscal years beginning after December 15, 2001; however early adoption is permitted. The Company has not quantified the impact resulting from the adoption of these statements.


NOTE 5 - RELATED PARTY TRANSACTION

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Account Standards ("SFAS") No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived Assets". This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its evaluation of the impact this Statement will have when adopted.

During the quarter ended September 30, 2001, the Company entered into an option arrangement with the majority shareholder for the purchase of land from an unrelated third party. The option amount will be paid to the majority shareholder as the Company purchases the land and could amount to $7,000,000. During September 2001, the Company purchased land under the option arrangement for a purchase price of approximately $9,389,000 and paid the majority shareholder $3,324,000 under the option arrangement which was recorded as a note payable. Due to the related party nature of this transaction, payments under the option arrangement will be accounted for as a reduction to stockholders equity. At closing, the majority shareholder paid approximately $2,848,000 of the purchase price on behalf of the Company, which is also recorded as a note payable. These notes bear interest 7.00% per annum and are due in a lump sum payment in September 2004.

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

Results of Operations

General

The following table sets forth for the periods presented herein certain items of the Company's consolidated condensed statement of operations expressed as a percentage of their respective total revenues:

                                       Three months           Three months           Nine months            Nine months
                                          ended                  ended                 ended                  ended
                                      September 30,          September 30,          September 30,          September 30,
                                           2001                   2000                   2001                   2000
                                      -------------          -------------          --------------         --------------
Revenues                                  100.00%                100.00%                100.00%                100.00%
Cost of homes sold                        (86.98)                (88.43)                (85.65)                (88.34)
Selling, general, and
 administrative                           (13.59)                 (8.01)                (11.48)                 (6.62)
Depreciation and amortization              (1.11)                 (2.62)                 (1.35)                 (2.50)
Gain on sale of unconsolidated
  partnerships                                 -                      -                   3.29                      -
Income taxes                                0.34                      -                  (2.10)                     -
                                          ------                 ------                 ------                 ------
Net (loss) income                          (1.34)                  0.94                   2.71                   2.54
                                          ======                 ======                 ======                 ======



Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract.

The following table sets forth the Company's backlog, the lots for sale and the lots for construction for the periods presented. The backlog consists of homes under sales contracts, homes under construction, and homes, which have been sold but not started. At September 30, 2001, approximately 58% of the homes in backlog were under construction. Lots for sale refers to the number of lots the Company has acquired on which it plans to construct homes and excludes homes under sales contracts included in backlog. There can be no assurance that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on.

Backlog of homes, lots for sale and lots for construction
---------------------------------------------------------

                                                                As of                      As of
                                                             September 30,              September 30,
                                                                  2001                     2000
                                                             -------------              -------------
Number of homes in backlog                                             932                      459
Aggregate sales value of homes in backlog                     $140,027,954              $62,661,000
Lots for sale                                                          993                    1,329
Lots under development                                                 735                    1,055
Lots under option or contract                                        2,860                      452


Comparison of the Nine and Three-Month Periods Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

Revenues from home sales for the nine and three months ended September 30, 2001 decreased $0.31 million or 0.65% from $47.96 million to $47.65 million and increased $3.68 million or 29.32% from $12.55 million to $16.23 million, respectively, when compared to the same periods of 2000. Due to unanticipated construction delays, the total number of homes delivered decreased 17.08% from 363 to 301 during the nine months ended September 30, 2001 when compared to the same period for 2000. The number of homes delivered during the three months ended September 30, 2001 increased 8.79% from 91 to 99 when compared to the same period for 2000 due to improved construction efficiencies. The average selling price of delivered units for the nine and three months ended September 30, 2001 increased by $26,182 or 19.82% from $132,131 to $158,313 and $25,970 or 18.83%
from $137,921 to $163,891, respectively, when compared to the same periods of 2000. The increase in the selling price for the three and nine months ended September 30, 2001 is primarily attributable to an increase in the average sales price in most of the Company's existing markets, combined with a change in the Company's overall product mix between lower priced townhomes and higher priced single-family homes.

Cost of homes sold for the nine and three months ended September 30, 2001 decreased $1.32 million or 3.01% from $43.90 million to $42.58 million and increased $3.31 million or 28.86% from $11.47 million to $14.78 million, respectively, when compared to the same periods of 2000. The change is primarily attributable to the decrease in the number of homes sold in the first two quarters partially mitigated by an increase in the third quarter.

Gross margin on sales of homes for the nine and three months ended September 30, 2001 increased from 8.48% to 10.64% and from 8.63% to 8.88%, respectively, when compared to the same periods of 2000. The increase was due to strengthening in the homebuilding markets in which the Company operates.

Selling, general and administrative ("SG&A") expenses for the nine and three months ended September 30, 2001 increased from $3.29 million to $5.71 million and from $1.04 million to $2.31 million, respectively, when compared to the same periods of 2000. The increase in the last three months is primarily attributable to an increase in selling and marketing resulting from a more aggressive advertising campaign. SG&A expenses as a percentage of total revenues for the nine and three months ended September 30, 2001 increased from 6.62% to 11.48% and from 8.01% to 13.59%, respectively, when compared to the same periods of 2000.

Net (loss) income before income taxes for the nine and three months ended September 30, 2001 increased $1.13 million from $1.26 million to $2.39 million and decreased $0.41 million from $0.12 million to $(0.29) million, respectively, when compared to the same periods of 2000. The increase is primarily due to the sale of unconsolidated partnerships for approximately $3.1 million, which resulted in a pre-tax gain of approximately $1.6 million. The decrease for the three months ended September 30, 2001 is due to the Company's increased operating costs.


Liquidity and Capital Resources
-------------------------------

At September 30, 2001, the Company had borrowings from banks, third parties and majority shareholder aggregating approximately $75.5 million compared to $35.2 million at December 31, 2000. As of September 30, 2001, the Company had working capital of $725,059 as compared to working capital of $2,528,228 at December 31, 2000. The Company believes that it will be able to fund its ongoing operations from cash on hand, revenues generated from home sales, and draws from its available lines of credit. To the extent the Company is unable to fund its working capital needs, the Company may be required to obtain additional equity and/or debt financing on terms deemed favorable to the Company, the success of which cannot be assured.

During the quarter ended September 30, 2001, the Company entered into an option arrangement with the majority shareholder for the purchase of land from an unrelated third party. The option amount will be paid to the majority shareholder as the Company purchases the land and could amount to $7,000,000. During September 2001, the Company purchased land under the option arrangement for a purchase price of approximately $9,389,000 and paid the majority shareholder $3,324,000 under the option arrangement which was recorded as a note payable. Due to the related party nature of this transaction, payments under the option arrangement will be accounted for as a reduction to stockholders equity. At closing, the majority shareholder paid approximately $2,848,000 of the purchase price on behalf of the Company, which is also recorded as a note payable. These notes bear interest at 7.00% per annum and are due in a lump sum payment in September 2004.

At September 30, 2001, the Company had an aggregate of $30.3 million of available credit under the Company's acquisition, development and construction loans, which the Company will use to finance the construction and development of its current and future projects.

Item 3. Quantitative and Qualitative disclosures about market risks.

At September 30, 2001, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

The Company does have credit facilities in place with various lenders and have interest rates based up the benchmarks of prime plus or LIBOR plus. This represent a risk to the extent that the interest rates charged for the Company's outstanding notes are subject to the occurrences of increases in interest rates by these specific benchmarks. Due to project specific financing over the life of each project, there is some insulation built in short or medium term spikes in these benchmark rates. Accordingly, it is the Company's belief that risks associated with interest rates charged by its lenders are minimal and would not materially affect the profits of the company.

                          PART II.  OTHER INFORMATION



ITEM 6. Exhibits and Reports on 8-K

   (a)  Exhibits: The following documents are filed as a part of this report:

Exhibit
Number         Description
------         -----------

None

   (b)  Reports on Form 8-K:
   No reports on Form 8-K were filed in the three month period ended September 30, 2001.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Century Builders Group, Inc.

Date:  November 14, 2001          By:  /s/Sergio Pino
                                       ----------------------
                                       Sergio Pino
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 14, 2001          By:  /s/Mark A. Janz
                                       ----------------------
                                       Mark A. Janz
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)