Form 10-Q/A
period 2001-09-30
CENTURY BUILDERS GROUP INC
filed 2001-11-20
CIK 926613

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                               (Amendment No. 1)


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


NOTE 5 - RELATED PARTY TRANSACTION

During the quarter ended September 30, 2001, the Company entered into an assignment and assumption agreement (the "Agreement") with the majority shareholder for the purchase of land from an unrelated third party. An assignment premium will be paid to the majority shareholder as the Company purchases the land and will amount to approximately $7,100,000. During September 2001, the Company purchased land under the initial phase of the agreement for a purchase price of approximately $9,389,000 and paid the majority shareholder an assignment premium of $3,324,000, which was recorded as a note payable. Due to the related party nature of this transaction, the assignment premium will be accounted for as a reduction to stockholders eqity. At closing, the majority shareholder paid approximately $2,848,000 of the purchase price on behalf of the Company, which si also recorded as a note payable. These notes bear interest at $7.00% per annum and are due in a lump sum payment in September 2004.

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

During the quarter ended September 30, 2001, the Company entered into an assignment and assumption agreement (the "Agreement") with the majority shareholder for the purchase of land from an unrelated third party. An assignment premium will be paid to the majority shareholder as the Company purchases the land and will amount to approximately $7,100,000. During September 2001, the Company purchased land under the initial phase of the agreement for a purchase price of approximately $9,389,000 and paid the majority shareholder an assignment premium of $3,324,000, which was recorded as a note payable. Due to the related party nature of this transaction, the assignment premium will be accounted for as a reduction to stockholders eqity. At closing, the majority shareholder paid approximately $2,848,000 of the purchase price on behalf of the Company, which is also recorded as a note payable. These notes bear interest at 7.00% per annum and are due in a lump sum payment in September 2004.


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

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Century Builders Group, Inc.

Date:  November 19, 2001          By:  /s/Sergio Pino

                                       ----------------------
                                       Sergio Pino
                                       Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  November 19, 2001          By:  /s/Mark A. Janz

                                       ----------------------
                                       Mark A. Janz
                                       Chief Accounting Officer
                                       (Principal Accounting Officer)