Form 10-K405
period 2001-12-31
CENTURY BUILDERS GROUP INC
filed 2002-04-01
CIK 926613

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 X Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the Calendar Year Ended December 31, 2001

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _____ to ____

                        Commission File Number 000-25850

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of voting stock held by non-affiliates of the registrant as of February 22, 2002 was approximately $2,894,812 based on the $.70 closing price for the Common Stock as reported on the over-the-counter market on such date.

          As of March 27, 2002, there were 41,305,445 shares of Common Stock, $.001 par value, issued and outstanding.

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

================================================================================

FORWARD - LOOKING STATEMENTS

          Certain statements discussed in Item 1 (Business), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include statements regarding the intent, belief, projected or current expectations of the Company or its Officers (including statements preceded by, "should," "belief," "expect," "anticipate," "estimate," "continue" or similar expressions or comparable terminology), with respect to various matters. The Company cannot guarantee future results, levels of activity, performance or achievements. Factors that could cause or contribute to such differences include, but are not limited to, shifts in demographic trends affecting real estate development, the level of migration to the regional market areas, national and local economic conditions and events, including employment levels, interest rates, consumer confidence, the availability of mortgage financing and the demand for new and existing housing access to future financing, competition, changes in, or the failure or inability to comply with, government regulations, and other factors as are described in this Form 10-K and the Company's other filings with the Securities and Exchange Commission.

                                     PART I

     ITEM 1.  BUSINESS.

     General

          Century Builders Group, Inc, (the "Company") (d/b/a Century Homebuilders) was incorporated under the laws of the State of Florida in June 1994, and is engaged primarily in the design, construction and sale of single-family homes, town homes and condominiums in Miami-Dade, Broward and Palm Beach Counties located in South Florida. The Company offers a wide variety of homes that are designed to appeal to entry level and move-up buyers. Since inception, the Company has delivered over 3,649 homes, including 475 in the year ended December 31, 2001. Current base sales prices of the Company's homes range from approximately $142,000 to $460,000 and the average sales price of homes delivered during the year ended December 31, 2001, was approximately $161,000. At present, the Company is offering homes for sale in seven communities. At December 31, 2001, the Company had 1,877 available home sites for sale. There is no assurance that all lots available for home construction will in fact be used for construction of homes since construction and sales of homes are subject to a variety of factors, including, without limitation, general and local economic conditions, availability of financing, interest rates and government regulation.

          The Company's principal executive offices are located at 7270 N.W. 12/th/ Street, Suite 410, Miami, Florida 33126, and the Company's telephone number is (305) 599-8100.

     Operating Strategy

          The current operating strategy of the Company emphasizes the following elements:

          Diversified Products and Value Pricing. The Company offers a wide variety of homes, including condominiums, that are designed to appeal to entry-level, move-up buyers, and second homebuyers. The Company strives to price its homes competitively, while providing innovative designs, including architectural details and amenities in several of its projects such as cathedral ceilings, recessed lighting, glass block, security and intercom systems. The Company's models afford prospective homebuyers a variety of options and features so that they may customize their designs to suit their needs.

          Construction Warranty. The Company acts as the general contractor for its projects and requires that its subcontractors and suppliers use quality, durable materials in the construction of its homes. The Company generally provides homebuyers with a one-year warranty on workmanship and building materials and a ten-year structural warranty through the Bonded Builders Home Warranty program.

          Cost Controls. In general, the Company attempts to reduce certain of its operating risks and maximize its financial resources by: (i) obtaining required zoning entitlements prior to purchasing land; (ii) for the most part, beginning construction of a home only after execution of a sales contract, receipt of a down payment and, where applicable, the buyer's receipt of mortgage approval; (iii) using subcontractors on a fixed price basis; and (iv) obtaining volume discounts on construction materials.

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

     Land Acquisition and Development

          The Company generally acquires both improved building lots ready for construction, and tracts of land that require site improvements prior to construction. Generally, the Company attempts to acquire or control at least 70 lots in a development to achieve economies of scale in its marketing activities. When contemplating the purchase of land for development, the Company considers, among other factors, the cost of the land, the desirability of the proposed project to targeted homebuyers, population growth patterns, competitive conditions and available financing. The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company's ability to obtain or verify the necessary zoning and other governmental approvals for the proposed subdivision. During the investigation period, the Company also confirms the availability of utilities, conducts hazardous waste and other environmental analyses, arranges construction financing and completes its marketing feasibility studies. As a result, the Company is generally able to begin development activities soon after closing the land purchase.

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

     Summary of Residential Projects

          The following information concerns certain of the Company's projects as of December 31, 2001:





     Name                      Location                             Homes                             Approximate
     ----                      --------                           Delivered                          Range of Base
                                                       Number       Since         Lot        Year     Home Prices
                                                      Of Homes    Inception    Inventory    Opened       (000s)
                                                      --------    ---------    ---------    ------       ------
     Kendall Breeze            Miami-Dade County         452          0           452        2000     $ 158 - 327
     Las Cascadas              Miami-Dade County         167         77            90        2000     $ 265 - 296
     Century Parc at Flagler   Miami-Dade County         766         114          652        2000     $ 142 - 270
     Linda II                  Miami-Dade County         119          2           117        2001     $ 150 - 180
     Entrada                   Broward County            85           0            85        2001     $ 147 - 158
     Southwind Cove            Broward County            266          0           266        2000     $ 147 - 158
     Islands at Doral I        Miami-Dade County         669          0           669        2001     $ 208 - 460

     The following is a description of the Company's projects:

     Linda II. This community of 119 condo units is located in the Doral area of Northwest Miami-Dade County, Florida. Linda II is already closing on the sale of its completed units. The condos range from 1,235 to 1,782 square feet and are priced from $150,000 to $180,000.

     Century Parc at Flagler. Centrally located in Southwest Miami Dade, Florida, this townhome, gardenhome and condo community of 766 lots is offered to the first and second time homebuyer. The homes range from 1,259 to 2,963 square feet and are priced from $142,000 to $270,000.

     Kendall Breeze. Located in Southwest Miami-Dade County, Florida, this community of 452 dwelling units is currently being developed and is planned to consist of 386 town homes and 66 single-family homes. The homes range from 1,609 to 3,936 square feet and are priced from $158,000 to $327,000.

     Las Cascadas. Located in Doral, Miami-Dade, Florida, this community of 167 townhomes is merchandized to appeal to an affluent professional buyer that is looking for maintenance free living that is uncompromising in living space, luxury features and community look. The homes range from 2,392 to 3,003 square feet and are priced from $265,000 to $296,000.

     Southwind Cove. Located in Sunrise, Broward County, Florida, this community of 266 homes is merchandized to appeal to singles, young couples with no children, couples with older children, empty nest and single parents. The homes range from 1,333 to 2,017 square feet and are priced from $147,000 to $158,000.

     Entrada. Located in Sunrise, Broward County, Florida, this community of 85 townhomes is merchandized to appeal to the first time buyer, single parents, couples with children. The homes range from 1,815 to 2,026 square feet and are priced from $147,000 to $158,000.

     The Islands at Doral I. Located in Doral, Miami-Dade, Florida, this community of 568 townhomes and 101 single family homes is merchandized to appeal to an affluent professional buyer that is looking for maintenance free living that is uncompromising in living space, luxury features and community look. The homes range from 1,673 to 4,230 square feet and are priced from $208,000 to $460,000.

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

          Each model complex typically consists of three to six models. Most models are fully merchandised to accentuate the design and size of the home. The merchandising is based upon the demographics and lifestyles of the target buyer. Upgrades in many of the Company's current homes include ceramic tiles, oversized kitchens and a separate shower and roman tub in master baths, Spanish tile roofs, brick paved driveways and walkways, security systems, and an upgraded designer appliance package. Each project's sales center typically contains graphic displays of the floor plans and a community site plan, as well as information on the history of the Company.

          The Company's advertising program encompasses various media. Signage is a primary medium, which is implemented when land is acquired. Upon the completion of the models, a full advertising campaign typically begins using newspapers, magazines, radio and direct mail. In addition, the Company provides incentives to independent real estate brokers as a means of ensuring broker participation.

          The volume and timing of the Company's home sales are substantially affected by the opening of new residential developments. Generally, a residential development will generate a high sales volume in the early period of its existence (due primarily to the wide choice of available lots), with sales activity decreasing as the project matures. In addition, the Company's ability to sell its homes is dependent, in large part, upon the ability of its buyers to obtain financing. The Company does not finance the purchase of homes in its communities but rather refers customers to a variety of approved mortgage lenders for their financing needs. The Company has experienced and may continue to experience significant variability in sales on a quarterly basis as a result of, among other things, the timing of home closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors and changes in the costs of materials and labor.

     Government Regulation and Environmental Matters

          In developing a project, the Company must obtain the approval of numerous governmental authorities regulating matters such as permitted land uses and levels of density, the installation of utility services such as water and waste disposal and the dedication of acreage for open space, parks, schools and other community purposes. Several authorities in Florida have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and the amount of these fees has increased significantly during recent years. Other Florida and local laws require the use of specific construction materials, which reduce the need for energy-consuming heating and cooling systems, or are expected to withstand certain wind speeds. Miami-Dade County and Broward County have enacted more stringent building codes as a result of Hurricane Andrew, which have resulted in increased costs of construction. The State of Florida and counties and cities within the State have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards, all of which could have a material adverse effect on the Company's business. To date, the governmental approval processes and the restrictive zoning, moratoriums and allocation systems have not had a material adverse effect on the Company's development activities.

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

          Under various federal, state and local environmental laws, ordinances and regulations, the Company, as a current or previous owner or operator of real property, may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including, without limitations, asbestos-containing materials, that could be located on, in or under such property. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The cost of any required remediation or removal of the substances could be substantial and the Company's liability as an owner or operator as to any property is generally not limited under such laws and regulations, and could exceed the property's value and the Company's aggregate assets. The Company's ability to sell, rent or develop a property, or to borrow using a property as collateral may be adversely affected by the presence of the substances or failure to remediate such substances properly. Under these laws and regulations, the Company, as an owner, operator, or as an entity who arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site, may also be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. To date, the Company has not incurred any significant costs of removal or remediation of such hazardous toxic substances. However, the presence, with or without the Company's knowledge, of hazardous or toxic substances at any property held or operated by the Company, could adversely affect the Company's business, operating results and financial condition. The Company is not aware of any environmental conditions at any of the projects under construction or development.

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

    Bonds and Other Obligations, Quality Control, Customer Service and
    Warranties

         The Company is often required, in connection with the development of its projects, to obtain performance or maintenance bonds or letters of credit in favor of governmental authorities and others. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. At December 31, 2001, the Company had approximately $2,255,000 in letters of credit and performance bonds outstanding in connection with its development and construction activities.

         The Company's customer service personnel are responsible for pre-closing, quality control home inspections with the buyer and responding to post-closing customer needs. The participation of customer service personnel, in management's opinion, reduces post-closing repair costs, fosters the Company's reputation for quality and service and leads to repeat and referral business. The Company provides homebuyers with a limited warranty program which, in general, provides home buyers with a one-year warranty on workmanship and building materials through the Bonded Builders Home Warranty program, a privately insured program that establishes standards for the acceptable condition of a home and resolution of disputes. In addition, in certain instances, such as when financing is provided through a government loan or where city codes require, a ten year structural warranty is provided. Historically, the Company has not incurred any significant costs relating to warranty claims or defects in construction.

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

    Employees

         At December 31, 2001, the Company employed approximately 98 full-time employees. Of the total number of employees, approximately 40 worked in construction, 14 worked in sales and marketing, and 44 were employed in administration. None of the Company's employees are represented by unions. Management considers its employees relations to be good.

    Directors and Executive Officers of the Registrant

         The following table sets forth information, with respect to each person who is currently an executive officer or director of the Company, as indicated below.


    NAME                            AGE                              POSITION

    ----------------------------------------------------------------------------------------------------------
    Sergio Pino                       45         Chairman of the Board, President and Chief Executive Officer
    Luis P. Rabell                    58         President of Homebuilding Operations
    Gabriel M. Bustamante             46         Director
    Armando J. Guerra                 50         Director
    Jose Cancela                      44         Director
    Carlos Garcia                     49         Director
    Humberto Lorenzo                  63         Director

             Sergio Pino, age 45, has served as Chairman of the Board, President and Chief Executive Officer of the Company since August 1999. Mr. Pino, since its formation in January 1997, has also served as President and Chief Executive Officer of Century Partners Group, Ltd., a company engaged in the business of real estate development in South Florida and the Company's principal stockholder. Mr. Pino also founded Century Plumbing Wholesale, Inc. in November 1997 and served as President of the Latin Builders Association (1989-1992), as a Director of Union Planters Bank (1998-present) and is a member of the Greater Miami Chamber of Commerce and C.A.M.A.C.O.L., the Latin Chamber of Commerce.

             Luis P. Rabell, age 58, has served as President of Homebuilding Operations of the Company since August 1999. Prior to joining the Company, Mr. Rabell served as executive vice president of Landstar Homes' South Florida Division from August 1998 to August 1999. Before that, he served as Chief Operating Officer and Chief Financial Officer of The Adler Companies. Mr. Rabell has over 25 years experience in the real estate industry. Mr. Rabell is a licensed general contractor and real estate broker and is President - elect of The Builders Association of South Florida and a Director of The Florida Homebuilders Association.

             Gabriel M. Bustamante, age 46, has served as a member of the Company's Board of Directors from August 1999 until the present. A certified public accountant, Mr. Bustamante is the managing partner of the accounting firm of Bustamante, Nunez & Company, and has served in such capacity since 1985. He was previously associated with Price Waterhouse as a manager, and practiced public accounting for five years in both audit and taxation. Mr. Bustamante is a member of the American Institute of Certified Public Accountants (AICPA) and the Florida Institute of Certified Public Accountants (FICPA). He has chaired the Coral Gables Chamber of Commerce. He has served on the City of Coral Gables Budget and Audit Advisory Board. In February 1999, Florida Governor Jeb Bush appointed Mr. Bustamante to serve on the City of Miami Financial Oversight Board.

             Armando J. Guerra, age 50, has served as a member of the Company's Board of Directors from August 1999 until the present. Mr. Guerra has and continues to serve as President of Sedano's Pharmacy and Discount Stores, Inc., which he founded in May 1977 and currently operates as a 13 unit chain of pharmacies in South Florida. Mr. Guerra is also Vice President of Sedano's Supermarkets, Inc., a 27 unit chain of retail food markets, and has served in such capacity since 1977. Mr. Guerra is an honorary director of the Latin Builders Association and a director of the regional Board of Union Planters Bank. Mr. Guerra also serves as a director of the American Red Cross blood services.

             Jose Cancela, age 44, has served as a member of the Company's Board of Directors from August 1999 until the present. Mr. Cancela has served as President of Radio Unica Corp., since July 1998 and oversees the day-to-day operations of Radio Unica Network, a Spanish-language radio network. Mr. Cancela also served as Executive Vice President of Telemundo, a Spanish-language television network from 1992 to 1998. Mr. Cancela has more than 20 years of media industry experience, including 13 years with Univision, also a Spanish language television network. Mr. Cancela is the current Chairman of the Greater Miami Chamber of Commerce and is Chairman of the Advisory Board of First Union Bank of Miami-Dade and Monroe Counties. Mr. Cancela also served as Chairman of the Public Health Trust of Jackson Memorial Hospital from 1990 to 1992.

             Carlos Garcia, age 49, is a businessman active in the real estate and firearms industries. Mr. Garcia is a fifty percent stockholder and secretary of 2-C Development, Inc., a construction firm founded in 1988, which specializes in the development and management of several apartment building projects. Mr. Garcia also is president of CMG Properties, Inc., a shopping center development company, and has served in such capacity since 1988. Mr. Garcia's experience in the firearms industry began in 1973 when he founded Garcia's National Gun, Inc., a retail gun store.

             Humberto Lorenzo, age 63, has been active in the South Florida building industry since 1970. Mr. Lorenzo formed his own company, H&J Paving Corp., in 1974. In 1988 he founded H&J Asphalt Inc., a company that provides asphalt for projects throughout Miami-Dade County. Mr. Lorenzo serves on the Board of Hispanic American Builders Association and the Cuban American National Foundation.

    ITEM 2.  PROPERTIES.

             The corporate headquarters of the Company is located at 7270 N.W. 12/th/ Street, Suite 410, Miami, Florida. The Company and its principal stockholder share such office space, pursuant to an agreement in which such expenses are allocated between the two entities according to their proportionate share of the office square footage utilized. The Company currently occupies approximately 90% of the shared space. The expense allocated to the Company for shared office space during the years ended December 31, 2001, 2000, and September 30, 1999 and for the three months ended December 31, 1999 was $165,235, $141,771, $8,355 and $22,604,
    respectively.

               The Company is currently developing several residential projects. See Part I, Item 1. Business - Summary of Residential Projects for a listing and descriptions of the Company's projects.

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

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the calendar year ended December 31, 2001.

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

                  Quarterly Period Ended     High Bid          Low Bid
                  ----------------------     --------           -------

                  December 31, 2001          $   0.75          $  0.42
                  September 30, 2001             0.69             0.53
                  June 30, 2001                  0.65            0.375
                  March 31, 2001               0.6875           0.4375

                  December 31, 2000          $ 0.9375          $0.4688
                  September 30, 2000           1.0625           0.5938
                  June 30, 2000                  1.50           0.5938
                  March 31, 2000                 2.00             1.28

                  December 31, 1999          $   2.00          $  1.25
                  September 30, 1999            2.625            1.438
                  June 30, 1999                 2.813            1.250
                  March 31, 1999                1.563            0.300

                  December 31, 1998          $  0.560          $ 0.220

         As of February 22, 2002, there were approximately 122 holders of record of the Company's Common Stock.

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

    ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected consolidated financial data of the Company's relevant periods. As a result of a change in control of the Company effectuated in August 1999, a new basis of accounting (purchase accounting basis) was established for the Company, effective September 30, 1999. Accordingly, to the extent of the change in ownership, the assets and liabilities of the Company were adjusted to fair value, capital was adjusted to reflect Century Partners Group, Ltd.'s ("Century's") purchase price for its ownership interest and the difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill. Financial information for periods prior to the change in control are reflected at their historical amounts as previously reported by the Company. As reported in the Company's 8-K, dated September 29, 2000, the Company changed its fiscal year end from September 30 to December 31.

  Selected Consolidated Financial Information for the Company

INCOME STATEMENT                            YEARS ENDED               THREE MONTHS ENDED
DATA:                                       DECEMBER 31,                 DECEMBER 31,         YEARS ENDED SEPTEMBER 30,
                                         2001              2000                1999               1999 (1)          1998
                                         ----              ----                ----               -----             ----
Sales of homes                   $      76,463,561  $    64,186,696   $        22,073,039    $    52,601,786  $  50,599,859
Net income (loss)                        1,955,765          510,851               324,492         (2,258,925)      (784,858)
Net income (loss) per share      $            0.05  $          0.01   $              0.01    $         (0.29) $       (0.19)
Average number of shares
  outstanding                           41,305,445       38,142,896            33,421,239          7,921,675      4,158,688
Dividends declared per share     $               -  $             -   $                 -    $             -  $           -


BALANCE SHEET DATA:                                 AS OF DECEMBER 31,                           AS OF SEPTEMBER 30,
                                         2001              2000                1999               1999(1)           1998
                                         ----              ----                ----               ----              ----
Inventories                       $    100,959,945  $    58,698,870    $       60,067,767    $    62,193,498  $  40,023,538
Total assets                           127,921,379       79,527,912            75,902,708         77,708,982     43,100,283
Total liabilities                       91,391,212       41,628,900            45,194,471         47,591,302     38,759,411
Stockholders' equity                    36,530,527       37,899,012            30,708,237         30,117,680      4,340,872

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

    Results of Operations

    General
    -------

         Backlog of Homes, Available Lots for Sale, Lots Under Development and Available Lots Under Option or Contract. The following table sets forth the Company's backlog, the lots for sale and the lots under construction for the periods presented. The backlog consists of homes under sales contract and includes homes under construction, as well as homes that have been sold but not started. At December 31, 2001, approximately 54% of the homes in backlog were under construction. The lots for sale refer to the number of lots the Company has acquired on which it plans to construct homes and exclude homes under sales contracts included in backlog. The lots under development reflect lots in projects that are currently being developed or that are planned for future development. The lots under option or contract reflect the lots as to which the Company has an option or contract to acquire, but whose acquisition has not closed. There can be no assurances that settlements of homes subject to sales contracts will occur or that all of the available lots for sale will be built on, or that the available lots under option or contract will be acquired or built on. The Company estimates that the cancellation rate on homes for which a sales contract was signed for the calendar year ended December 31, 2001, was approximately 23%.

    Backlog of Homes, Available Lots for Sale, Lots Under Development and
    ---------------------------------------------------------------------
    Available Lots Under Option or Contract
    ---------------------------------------

                                                               Twelve Months ended          Twelve Months ended
                                                                December 31, 2001            December 31, 2000
                                                            ------------------------------------------------------
    Number of homes in backlog                                         928                          394
    Aggregate sales value of homes in backlog                      $143,214,043                 $54,766,000
    Lots for sale                                                     1,877                        1,167
    Lots under development                                            2,849                        1,845

    Comparison of the Twelve Months Ended December 31, 2001 and 2000
    ----------------------------------------------------------------

         Revenues from home sales increased 19.13% from approximately $64.2 million for the year ended December 31, 2000, to approximately $76.5 million for the year ended December 31, 2001. This change is attributable to an increase in the average selling price of homes delivered, from approximately $135,000 for the year ended December 31, 2000, to approximately $161,000 for the year ended December 31, 2001. The total number of homes delivered increased from 474 to 475.

         Cost of homes sold increased from approximately $57.3 million for the year ended December 31, 2000, to approximately $66.6 million for the year ended December 31, 2001. This change is primarily attributable to an increase in the average cost of homes sold. Cost of homes sold, as a percentage of homes sales, decreased from 89.32% for the year ended December 31, 2000, to 87.12% for the year ended December 31, 2001.

         Selling, general and administrative ("SG&A") expenses increased from approximately $6.8 million for the year ended December 31, 2000, to approximately $9.4 million for the year ended December 31, 2001. SG&A expenses, as a percentage of total revenues, increased from 10.60% for the year ended December 31, 2000, to 12.35% for the year ended December 31, 2001. The increase is primarily a result of a more aggressive advertising campaign.

         Depreciation and amortization expenses decreased from approximately $1.5 million for the year ended December 31, 2000, to approximately $0.95 million for the year ended December 31, 2001.

    Comparison of the Twelve Months Ended December 31, 2000 and September 30,
    -------------------------------------------------------------------------
    1999
    -----

         Revenues from home sales increased 22.02% from approximately $52.6 million for the year ended September 30, 1999, to approximately $64.2 million for the year ended December 31, 2000. This change is attributable to an increase in the average selling price of homes delivered, from approximately $123,000 for the year ended September 30, 1999, to approximately $135,000 for the year ended December 31, 2000. The total number of homes delivered increased from 429 to 474.

         Cost of homes sold increased from approximately $48.1 million for the year ended September 30, 1999, to approximately $57.3 million for the year ended December 31, 2000. This change is primarily attributable to an increase in the average cost of homes sold. Cost of homes sold, as a percentage of homes sales, increased from 91.40% for the year ended September 30, 1999, to 89.32% for the year ended December 31, 2000.

         Selling, general and administrative ("SG&A") expenses increased from approximately $5.9 million for the year ended September 30, 1999, to approximately $6.8 million for the year ended December 31, 2000. SG&A expenses, as a percentage of total revenues, decreased from 11.21% for the year ended September 30, 1999, to 10.60% for the year ended December 31, 2000. The decrease is primarily a result of management's cost control initiatives.

         Depreciation and amortization expenses increased from approximately $1.4 million for the year ended September 30, 1999, to approximately $1.5 million for the year ended December 31, 2000.

Liquidity and Capital Resources

         As is typical in the homebuilding industry, the Company will require both short-term and long-term financing. Such needs will depend upon the Company's construction volume, asset turnover and land acquisitions to conduct its principal operations. The Company's most significant sources of funds are proceeds realized from home closings, customer deposits; proceeds from acquisition, development and construction financing provided by financial institutions or other lenders; and seller financing for land purchases. The Company may continue to seek to procure additional outside financing in both the short-and long-term, as more fully described below, for its future projects and on-going capital requirements. There can be no assurance that the Company can obtain such additional financing.

         At December 31, 2001, the Company had borrowings from banks and third parties aggregating approximately $68.91 million. Scheduled and estimated maturities of the Company's borrowings for the years ended December 31, 2002, 2003 and 2004 are expected to be approximately $37.54 million, $18.37 million and $13.00 million, respectively. The Company funds in part its debt payments and required expenditures primarily with cash flow from home sales and construction/development financing. The Company has a $6.17 million note to a related party due on September 19, 2004.

         For the period between December 31, 2000 and December 31, 2001, the Company experienced a decrease in its asset to debt ratio by a factor of .51 from 1.91 to 1.40 respectively. This shows an overall increase in the amount of land and construction assets financed under the credit facilities of the Company.

         The debt to equity ratio of the Company increased during this same period by a factor of 1.41 from 1.10 debt to equity at December 31, 2000 to a ratio of 2.51 debt to equity at December 31, 2001. This increase is due to the financing of the land acquisitions.

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

         The Company's loan agreements require the Company to maintain certain financial ratios. At December 31, 2001, the Company was in compliance with its loan covenants.

         Cash Flows. During the year ended December 31, 2001, the Company had approximately $24.8 million of net cash used in operating activities, primarily resulting from an increase the acquisition and development of land, mitigated by an increase in customer deposits. The Company had approximately $0.1 million used in investing activities during the year ended December 31, 2001, mainly related to the proceeds from sale of unconsolidated partnerships, partially mitigated by investment in unconsolidated partnerships, purchase of property and equipment and deposits on future projects. The Company had cash provided by financing activities during the fiscal year ended December 31, 2001, of approximately $31.9 million.

Investments in Unconsolidated Partnerships

         The Company frequently enters into limited partnerships that acquire and develop land for our homebuilding operations or for sale to third parties. Through partnerships, we reduce and share our risk and the amount invested in land while increasing access to potential future homesites. The use of partnerships also, in some instances, enables us to acquire land to which we could not otherwise obtain access, or could not obtain access on as favorable terms, without the participation of a strategic partner. Our partners generally are third party homebuilders, land sellers seeking a share of the profits from development of the land or real estate professionals who do not have the capital and/or the expertise to develop properties by themselves. While we view the use of unconsolidated partnerships as beneficial to our homebuilding activities, we do not view them as essential to those activities.

         These partnerships are jointly controlled by the general and limited partners and are accounted for by the equity method of accounting. At December 31, 2001, we had ownership interests between 60% and 75% in these unconsolidated partnerships.

         At December 31, 2001, the unconsolidated partnerships in which we had interests had total assets of approximately $12,101,000 and total liabilities of approximately $9,186,000, which included approximately $8,700,000 of notes and mortgages payables.

         During 2001, the unconsolidated partnerships in which we were a partner generated approximately $77,000 of revenues and incurred approximately $480,000 of expenses, resulting in net losses of approximately $403,000. Our share of those net loses was approximately $269,000.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 2001, the Company was not invested in any market risk sensitive instruments held for either trading purposes or for purposes other than trading. As a result, the Company is not subject to interest rate risk, foreign currency exchange rate risk, commodity price risk, or other relevant market risks, such as equity price risk.

         The Company has credit facilities in place with various lenders with interest rates based upon benchmarks of prime plus or LIBOR plus. This represents a risk to the extent that the interest rates charged for the Company's outstanding notes are subject to the occurrences of increases in interest rates by these specific benchmarks. Due to project specific financing over the life of each project, there is some insulation built into short or medium term spikes in these benchmark rates. Accordingly, it is the Company's belief that risks associated with interest rates charged by its lenders are minimal and would not materially adversely affect the Company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA INDEX TO FINANCIAL
                            STATEMENTS AND SCHEDULES

                                                                                   Page
                                                                                   ----
  Independent Auditors' Report                                                      20

  Consolidated Balance Sheets at December 31, 2001 and 2000                         21

  Consolidated Statements of Operations for the Years Ended December 31,            22
       2001, 2000, and September 30, 1999 and three months ended December
       31, 1999 (transition period)

  Consolidated Statements of Stockholders' Equity for the Years Ended               23
       December 31, 2001, 2000, and September 30, 1999 and three months ended December 31, 1999 (transition period)

  Consolidated Statements of Cash Flows for the Years Ended December 31,            24
       2001, 2000, and September 30, 1999 and three months ended December
       31, 1999 (transition period)

  Notes to Consolidated Financial Statements                                        26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Builders Group, Inc.:

We have audited the accompanying consolidated balance sheets of Century Builders Group, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, December 31, 2000, and September 30, 1999 and the three months ended December 31, 1999 (transition period). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, December 31, 2000, and September 30, 1999 and the three months ended December 31, 1999 (transition period), in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2002
Miami, Florida

                 CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,         December 31,
                                                              2001                  2000
                                                       ------------------    -----------------
ASSETS
------

  Cash and cash equivalents                            $       12,264,946    $       5,305,536
                                                       ------------------    -----------------
  Inventories:
     Land held for development or sale                         23,163,972                    -
     Land under development                                    54,391,849           45,916,336
     Construction-in-progress                                  23,404,124           12,782,534
                                                       ------------------    -----------------
         Total inventories                                    100,959,945           58,698,870

  Goodwill, net                                                 6,479,731            7,206,261
  Investments in unconsolidated partnerships                    2,066,695            2,692,986
  Notes receivable, interest ranging from 8% to 24%             2,551,110            2,500,000
  Due from affiliates and other receivables                     1,643,811            1,802,620
  Other assets                                                  1,955,501            1,321,639
                                                       ------------------    -----------------
                                                       $      127,921,739    $      79,527,912
                                                       ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

  Liabilities:
     Customer deposits                                 $       12,052,039    $       2,272,979
     Accounts payable and accrued expenses                      4,259,578            4,165,291
     Notes and loans payable                                   68,907,152           35,190,630
     Notes payable to majority stockholder                      6,172,443                    -
                                                       ------------------    -----------------
         Total liabilities                                     91,391,212           41,628,900
                                                       ------------------    -----------------


  Commitments and contingencies (Note 12)

  Stockholders' equity:
     Preferred stock                                                    -                    -
     Common stock                                                  41,305               41,305
     Additional paid-in capital                                33,698,114           37,022,364
     Retained earnings                                          2,791,108              835,343
                                                       ------------------    -----------------
         Total stockholders' equity                            36,530,527           37,899,012
                                                       ------------------    -----------------
                                                       $      127,921,739    $      79,527,912
                                                       ==================    =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              For the years ended                       Three months ended
                                        -----------------------------------------------------------    --------------------
                                           December 31,         December 31,        September 30,          December 31,
                                               2001                 2000                 1999                  1999
                                        -----------------    -----------------    -----------------    --------------------
                                                                                                        (transition period)
Revenues:
  Sales of homes                        $     76,463,561     $     64,186,696     $     52,601,786     $        22,073,039
  Other income, primarily management
    fees                                       2,869,257            2,557,272              502,024                 796,300
                                        -----------------    -----------------    -----------------    --------------------
        Total revenue                         79,332,818           66,743,968           53,103,810              22,869,339
                                        -----------------    -----------------    -----------------    --------------------

Operating costs and expenses:
  Costs of homes sold                         66,616,572           57,328,592           48,079,921              19,826,265
  Selling, general and administrative
    expenses                                   9,440,787            6,803,708            5,897,077               2,224,492
Depreciation and amortization                    953,168            1,451,813            1,385,737                 254,080
                                        -----------------    -----------------    -----------------    --------------------
        Total operating expenses              77,010,527           65,584,113           55,362,735              22,304,837
                                        -----------------    -----------------    -----------------    --------------------

Income (loss) from operations                  2,322,291            1,159,855           (2,258,925)                564,502

Equity in losses of unconsolidated
  partnerships                                  (269,117)                   -                    -                       -
Gain on sale of ownership interest in
  unconsolidated partnerships                  1,634,273                    -                    -                       -
                                        -----------------    -----------------    -----------------    --------------------
Income (loss) before provision for
  income tax                                   3,687,447            1,159,855           (2,258,925)                564,502
Provision for income tax                       1,731,682              649,004                    -                 240,010
                                        -----------------    -----------------    -----------------    --------------------

Net income (loss)                       $      1,955,765     $        510,851     $     (2,258,925)    $           324,492
                                        =================    =================    =================    ====================

Basic and diluted income (loss) per
  common share                          $           0.05     $           0.01     $          (0.29)    $              0.01
                                        =================    =================    =================    ====================

Weighted average number of common
  shares outstanding                          41,305,445           38,142,896            7,921,675              33,421,239
                                        =================    =================    =================    ====================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock      Class A Common Stock          Class B Common Stock
                                      ------------      ---------------------         --------------------
                                           (1)                   (2)                           (3)
                                           ---                   ---                           ---

                                  Number of              Number of              Number of               Paid-in
                                    Shares     Amount     shares      Amount      shares     Amount     Capital
                                  ---------------------------------------------------------------------------------
Balance at September 30, 1998                             4,145,968   $41,460   1,500,000    $15,000 $ 11,313,093

Conversion of $4,000,000
  subordinated debentures                                 7,142,857    71,429                           3,928,571

Proceeds from the issuance
  of options to purchase
  22,123,893 shares of
  common stock at $1.13 per
  share                                                                                                 1,130,998

Issuance of shares of common
  stock at $1.13 per share in
  exchange for cash, cash
  equivalents, partnership
  interests and certain other
  assets                                                 22,123,893   221,239                          16,631,454

Net loss

Purchase accounting basis
  adjustment resulting from
  the change in control
  transaction                                                                                          (3,235,564)
                                  ---------------------------------------------------------------------------------
Balance at September 30, 1999                            33,412,718   334,128   1,500,000     15,000   29,768,552

Exercise of stock options
  at various prices                                          21,750       218                              25,771

Net income
                                  ---------------------------------------------------------------------------------
Balance at December 31, 1999
  (transition period)                                    33,434,468   334,346   1,500,000     15,000   29,794,323

Issuance of common stock at
  $1.56 per share, in
  exchange for cash and other
  assets                                                  2,637,644    26,376                           4,093,624

Conversion from Class A and
  Class B Common Stock to a
  single class of common stock    37,572,112  $37,572   (36,072,112) (360,722) (1,500,000)   (15,000)     338,150

Issuance of common stock at
  $.75 per share for cash and
   other assets                    3,733,333    3,733                                                   2,796,267

Net income
                                  ---------------------------------------------------------------------------------
Balance at December 31, 2000      41,305,445   41,305        -          -          -           -       37,022,364

Land purchase option
  assumption agreement with
  majority stockholder                                                                                 (3,324,250)

Net income
                                  ---------------------------------------------------------------------------------
Balance at December 31, 2001      41,305,445  $41,305        -          -          -          -      $ 33,698,114
                                  =================================================================================

                                  (Deficit)
                                   Retained
                                   earnings      Total
                                  -------------------------
Balance at September 30, 1998     (7,028,681)    4,340,872

Conversion of $4,000,000
  subordinated debentures                        4,000,000

Proceeds from the issuance
  of options to purchase
  22,123,893 shares of
  common stock at $1.13 per
  share                                          1,130,998

Issuance of shares of common
  stock at $1.13 per share in
  exchange for cash, cash
  equivalents, partnership
  interests and certain other
  assets                                        16,852,693

Net loss                          (2,258,925)   (2,258,925)

Purchase accounting basis
  adjustment resulting from
  the change in control
  transaction                      9,287,606     6,052,042
                                  -------------------------
Balance at September 30, 1999         -         30,117,680

Exercise of stock options
  at various prices                                 25,989

Net income                           324,492       324,492
                                  -------------------------
Balance at December 31, 1999
  (transition period)                324,492    30,468,161

Issuance of common stock at
  $1.56 per share, in
  exchange for cash and other
  assets                                         4,120,000

Conversion from Class A and
  Class B Common Stock to a
  single class of common stock

Issuance of common stock at
  $.75 per share for cash and
   other assets                                  2,800,000

Net income                           510,851       510,851
                                  -------------------------
Balance at December 31, 2000         835,343    37,899,012

Land purchase option
  assumption agreement with
  majority shareholder                          (3,324,250)

Net income                         1,955,765     1,955,765
                                  -------------------------
Balance at December 31, 2001      $2,791,108   $36,530,527
                                  =========================


    (1)  95,000,000 shares authorized, $.001 par

    (2)  40,000,000 shares authorized, $.01 par

    (3)  1,500,000 shares authorized, $.01 par

    The accompanying notes to consolidated financial statements are an integral part of these statements.

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the years ended                    Three months ended
                                                                                                                     December 31,
                                                                                                                        1999
                                                          December 31,        December 31,      September 30,        (transition
                                                              2001                2000               1999               period)
                                                         ---------------    ----------------   -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $    1,955,765     $       510,851    $     (2,258,925)   $        324,492
                                                         ---------------    ----------------   -----------------   -----------------
   Adjustments to reconcile net income (loss) to net
     cash (used in) provided by operating activities:
      Depreciation and amortization                             953,168           1,451,813           1,385,737             284,468
      Provision for uncollectible note receivable               200,000                   -                   -                   -
      Write-off of uncollectible due from affiliates            184,518
      Impairment of long-lived assets                            -                        -             883,150                   -
      Equity in losses of unconsolidated partnerships           269,117
      Gain on sale of ownership interest                                                                                          -
         in unconsolidated partnerships                      (1,634,273)                  -                   -
   Changes in assets and liabilities:
      Inventories                                           (35,902,634)         (1,031,871)          6,696,215           4,264,907
      Due from affiliates, other receivables and other
         assets                                                (714,393)           (521,981)           (528,738)           (705,575)
      Customer deposits                                       9,779,060              97,792             338,666             (78,342)
      Accounts payable and accrued expenses                      94,287          (1,935,115)         (2,319,411)          2,749,801
                                                         ---------------    ----------------   -----------------   -----------------
                                                            (26,771,150)         (1,939,362)          6,455,619           6,515,259
                                                         ---------------    ----------------   -----------------   -----------------
Net cash (used in) provided by operating activities         (24,815,385)         (1,428,511)          4,196,694           6,839,751
                                                         ---------------    ----------------   -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                          (221,586)            (92,313)            (21,077)                  -
   Proceeds from (purchase) sale of model furnishings          (775,569)             74,849             (60,754)                  -
   Proceeds from sale of ownership interest in                                                                                    -
      unconsolidated partnerships                             3,076,178                   -                   -
   Acquisition of controlling interest in previously
      unconsolidated partnership                               (429,357)                  -                   -                   -
   Investments in unconsolidated partnerships                (1,735,810)         (1,150,000)                  -                   -
                                                         ---------------    ----------------   -----------------   -----------------
Net cash used in investing activities                           (86,144)         (1,167,464)            (81,831)                  -
                                                         ---------------    ----------------   -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from acquisition, development, and
      construction loans                                     93,562,949          37,340,572          33,242,158          11,236,445
   Payments on acquisition, development, and
      construction loans                                    (61,551,749)        (38,554,370)        (38,982,580)        (16,209,896)
   Deferred loan cost payments                                 (150,261)           (834,132)           (185,932)           (197,404)
   Proceeds from issuance of stock options                            -                   -           1,130,998              25,989
   Proceeds from issuance of common stock                             -           6,730,000           2,404,355                   -
   Notes payable borrowings                                           -             894,888             400,000                   -
   Payments on notes payable                                          -          (1,749,415)           (211,739)            (15,919)
                                                         ---------------    ----------------   -----------------   -----------------
Net cash provided by (used in) financing activities          31,860,939           3,827,543          (2,202,740)         (5,160,785)
                                                         ---------------    ----------------   -----------------   -----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     6,959,410           1,231,568           1,912,123           1,678,966
BEGINNING CASH AND CASH EQUIVALENTS                           5,305,536           4,073,968             482,879           2,395,002
                                                         ---------------    ----------------   -----------------   -----------------
ENDING CASH AND CASH EQUIVALENTS                         $   12,264,946      $    5,305,536    $      2,395,002    $      4,073,968
                                                         ===============    ================   =================   =================

                                                                                                                        Three months
                                                                             For the years ended                            ended
                                                           December 31,        December 31,        September 30,        December 31,
                                                               2001                2000                 1999                1999
                                                         --------------     ---------------      ---------------     ---------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest, net of amounts capitalized  $       76,581     $       112,477      $        23,497     $         1,793
                                                         ==============     ===============      ===============     ===============
     Cash paid for income taxes                          $      740,000     $       350,000      $             -     $             -
                                                         ==============     ===============      ===============     ===============

SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
     Note receivable from sale of ownership interest
       unconsolidated partnerships                       $       51,110     $             -      $             -     $             -
                                                         ==============     ===============      ===============     ===============
      Write-off of fully-depreciated furniture and
       equipment                                         $      552,449     $             -      $             -     $             -
                                                         ==============     ===============      ===============     ===============
Note payable issued to majority stockholder on
       land purchase option assumption agreement         $    6,172,443     $             -      $             -     $             -
                                                         ==============     ===============      ===============     ===============

See Note 13 for additional supplemental disclosure of non-cash investing and financing activities.

The accompanying notes to consolidated financial statements are an integral part of these statements.

CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS

         Century Builders Group, Inc. d/b/a Century Homebuilders (the "Company") engages in the design, construction and sale of single-family residences, townhouses, and condominiums in South Florida. Century Partners Group, Ltd. ("Century") is the Company's majority owner.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation
         ---------------------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investments in partnerships in which a significant, but less than controlling, interest is held are accounted for by the equity method. Controlling interest is determined based on a number of factors, which include the Company's ownership interest and participation in the management of the partnership. All significant intercompany transactions and balances have been eliminated.

         Commencing in 2000, the Company changed its fiscal year-end from September 30 to December 31; accordingly a transition period of three months ended December 31, 1999 is presented herein.

         Accounting Estimates
         --------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         Revenue Recognition
         -------------------

         Revenues from sales of homes and all related costs are recognized as revenue and costs of homes sold, respectively, when the sales are closed and title passes to the new homeowners. Management fees are recorded as income as services are provided in accordance with management agreements.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. Due to the short maturity period of the cash equivalents, the carrying amounts of these instruments approximates their fair values. Cash as of December 31, 2001 and 2000 include approximately $344,000 and $1,915,000, respectively, of cash held in escrow related to home sales for approximately three days.

         Inventories
         -----------

         Inventories are stated at cost, unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. The Company evaluates inventories for impairment when facts and circumstances indicate that the carrying value may be impaired based on undiscounted future cash flows of the assets. Write-downs of inventories deemed to be impaired are recorded as adjustments to the cost basis of the respective inventories. No write-downs were recorded during the years ended December 31, 2001, 2000 and the three months ended December 31, 1999 (transition period.) During the year ended September 30, 1999, the Company recorded an impairment charge of approximately $883,000 in order to reduce the cost basis of certain inventories to its fair value.

         Start-up costs and selling expenses are expensed as incurred. Homes held for sale are classified as construction-in-progress until delivered. Land, land development, amenities and other costs are accumulated by specific area and allocated proportionately to homes within the respective area.

         The Company capitalizes interest, real estate taxes and similar development costs incurred during the development and construction period. Interest capitalized during fiscal years 2001, 2000, 1999, and the three months ended December 31, 1999 (transition period) amounted to approximately $2,992,000, $2,651,000, $3,029,000, and $191,000,
         respectively.

         Goodwill
         --------

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized by the Company on a straight-line basis over periods ranging from 10 to 20 years. Accumulated amortization amounted to approximately $1,245,130 and $756,000 as of December 31, 2001 and 2000, respectively. In the event that facts and circumstances indicate that the carrying value of the goodwill might be impaired, an evaluation of recoverability is performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to the carrying amount to determine if a write-down to fair value is necessary. No impairment charges were recorded during any of the periods presented.

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

         Income Taxes
         ------------

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS 109, deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. In addition, future tax benefits are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria.

         Stock-Based Compensation
         ------------------------

         The Company grants stock options to certain employees for fixed number of shares with, in each instance, an exercise price not less than the fair value of the shares at the date of the grant. The Company accounts for the stock option grants in accordance with Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices not less than the market value of the Company's stock on the date of the grant. The pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, are included in
         Note 9.

         Earnings Per Share
         ------------------

         Basic income (loss) per common share is computed by dividing net income
         (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is not presented in 2001 and 2000 because it is not materially different from basic income (loss) per share. The effect of assumed exercise of stock options and warrants, as described in Note 9, are antidilutive for the year ended September 30, 1999 and the three months ended December 31, 1999 (transition period).

         Recent Accounting Pronouncements
         --------------------------------

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have any effect on the Company's consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and requires acquired intangible assets to be recognized as assets apart from goodwill if certain criteria are met. The Company adopted SFAS No. 141 for all future acquisitions.

         SFAS No. 142 no longer requires or permits the amortization of goodwill and indefinite-lived assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of. This standard is effective for fiscal years beginning after December 15, 2001. Because of that, amortization of goodwill of approximately $489,000 per year will not be incurred in the future. Management has not determined the impact, if any, that the implementation of SFAS No. 142 will have on the Company's financial condition or results from operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121. SFAS No. 144 is effective for the Company beginning on January 1, 2002. Management does not currently believe that the implementation of SFAS No. 144 will have a material impact on the Company's financial condition or results of operations.

         Reclassification
         ----------------

         Certain prior year period amounts in the consolidated financial statements have been reclassified to conform with the current period presentation.

3.       CHANGE IN CONTROL

         On August 2, 1999, Century purchased an aggregate 8,855,000 shares of Class A and Class B Common Stock of the Company directly from Chai Capital, Ltd. ("Chai"), the Company's principal stockholder prior to this change in control transaction, for $10,000,000. In addition, Century acquired options to purchase an aggregate 22,123,893 shares of the Company's Class A Common Stock at an exercise price of $1.13 per share (the "Options"), directly from the Company, in consideration of $1,130,998. On September 2, 1999 and September 30, 1999, Century exercised their Options and received 22,123,893 aggregate shares of Class A Common Stock of the Company for $1.13 per share. As consideration for issued shares under the Option arrangement, Century conveyed to the Company cash, cash equivalents, Century's interest in certain limited real estate partnerships and certain other assets. The consideration paid by Century was recorded by the Company at Century's carrying values.

         Under generally accepted accounting principles, Century's basis in the Company is pushed down to the separate financial statements of the Company ("purchase accounting basis"). As a result, to the extent of this change in ownership, assets and liabilities of the Company were adjusted to fair value, capital was adjusted to reflect Century's purchase price of its ownership interest, including a reclassification of the predecessor's accumulated deficit against additional paid-in capital and any difference between Century's basis in its interest in the Company and its proportionate share of the fair value of the net assets was recorded as goodwill.

4.       CONSTRUCTION IN PROGRESS

         Construction in progress consists of the following:

                                                                  December 31,    December 31,
                                                                      2001            2000
                                                                  ------------    ------------
         Direct construction costs                                $ 22,478,479    $ 10,385,745
         Construction period interest, property taxes, field
             overhead and other                                        925,645       2,396,789
                                                                   ------------    ------------
                                                                  $ 23,404,124    $ 12,782,534
                                                                  ============    ============

5.   INVESTMENT IN UNCONSOLIDATED PARTNERSHIPS

     Condensed financial information on a 100% combined basis related to the Company's investment in unconsolidated partnerships and other similar entities (collectively "the Partnerships") accounted for by equity method is as follows:

                                                      December 31,      December 31,
                                                          2001              2000
                                                     -------------      ------------
     Balance Sheet
     -------------

     Assets
         Cash                                        $     323,253      $      59,467
         Inventories                                    11,687,435          4,304,954
         Buildings and improvements, net                         -          6,748,994
         Other assets                                       90,537          1,156,534
                                                     --------------     -------------
            Total assets                             $  12,101,225      $  12,269,949
                                                     ==============     =============

     Liabilities and capital
         Accounts payable and accrued expenses       $     485,529      $     952,765
         Mortgage notes payable                          8,700,740          7,754,845
                                                     --------------     -------------
            Total liabilities                            9,186,269          8,707,610
                                                     --------------     -------------
     Capital of:
         The Company                                     2,066,695          2,692,986
         Others                                            848,261            869,353
                                                     --------------     -------------
            Total capital                                2,914,956          3,562,339
                                                     --------------     -------------
            Total liabilities and capital            $  12,101,225      $  12,269,949
                                                     ==============     =============

     Statement of Operations
     -----------------------

     Revenues                                        $      77,023      $           -
     Cost and expenses                                     480,057                  -
                                                     --------------     -------------
         Net loss of unconsolidated partnerships     $    (403,034)     $           -
                                                     ==============     =============

     Company's share of net loss                     $    (269,117)     $           -
                                                     ==============     =============

     These partnerships are jointly controlled by the Company and its partners. The Company's partners generally are third party homebuilders. The partnerships follow accounting principles generally accepted in the United States of America. The Company shares in the profits and losses of these partnerships in accordance with the partnership agreements. Generally, the Company's partners serve as the managers of the partnerships and receive a fee for these services.

     During April 2001, the Company sold its 50% interest in two unconsolidated partnerships, Century/Dadeland Gardens, Ltd. and Century/Dadeland Towers, Ltd., to an outside party at a gain of $1,634,273.

6.   OTHER ASSETS

     Other assets consists of the following at:

                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------   -------------


     Furniture and equipment, net                  $     412,557   $    179,572
     Deferred loan costs                                 284,983        570,427
     Prepaid assets and deposits                       1,257,961        571,640
                                                   -------------  -------------
                                                   $   1,955,501   $  1,321,639
                                                   =============  =============

     Furniture and equipment is amortized over 3 to 5 years. Accumulated depreciation as of December 31, 2001 and 2000 approximated $110,000 and $602,000, respectively. Deferred loan costs are incurred in connection with borrowings and the issuance of bonds and debentures of the Company are deferred and amortized as interest over the term of the related debt utilizing a method that approximates the level yield method.

7.   NOTES AND LOANS PAYABLE

     The outstanding notes and loans payable balance at December 31, 2001 and 2000 is $68,907,152 and $35,190,630, respectively. Land acquisition, development and construction loans with specified principal payments are due as underlying lots, which collateralize the loan, are sold. Interest is payable monthly at rates ranging from prime to prime plus 1%. At December 31, 2001, the prime rate was 4.75%.

     The following are the scheduled and estimated maturities of notes and loans payable at December 31, 2001:

                                             Years               2001
                                             -----------------------------

                                             2002            $  37,537,539
                                             2003               18,371,766
                                             2004               12,997,847
                                                             -------------
                                                             $  68,907,152
                                                             =============

     The loan agreements require the Company to maintain a minimum tangible net worth and a certain ratio of liabilities to stockholders' equity. At December 31, 2001, the Company believes it is in compliance with the loan covenants. In addition, the loan agreements restrict the Company from declaring or paying any dividends or making any other distributions on any shares of capital stock of the Company.

8.   INCOME TAXES

     The income tax provision consists of the following:

                                                                                       Three months
                                            For the years ended                           ended
                           -------------------------------------------------------------------------
                             December 31,       December 31,       September 30,       December 31,
                                 2001               2000                1999               1999
                           ----------------   ----------------   -----------------   ---------------
                                                                                   (transition period)
     Current
       Federal             $     1,275,878    $       223,087    $              -    $        7,197
       State                       218,404             39,420                   -                 -
                           ----------------   ----------------   -----------------   ---------------
                                 1,494,282            262,507                   -             7,197
                           ----------------   ----------------   -----------------   ---------------

     Deferred
       Federal                     214,499            349,914                   -           209,654
       State                        22,901             36,583                   -            23,159
                           ----------------   ----------------   -----------------   ---------------
                                   237,400            386,497                   -           232,813
                           ----------------   ----------------   -----------------   ---------------
                           $     1,731,682    $       649,004    $              -    $      240,010
                           ================   ================   =================   ===============

     The components of deferred taxes at December 31, 2001 and 2000 are as follows:

                                                December 31,        December 31,
     Deferred tax assets                            2001                2000
     -------------------                      ----------------   -----------------
     Net operating loss carryforwards         $     1,965,400    $      2,246,900
     Accrued expenses                                 200,000             148,300
     Write-down of assets                                   -              61,500
     Allowance for doubtful accounts                   75,300                   -
     Investments in partnerships                       62,600              76,700
     Fixed assets                                     140,400             147,700
                                              ----------------   -----------------
                                                    2,443,700           2,681,100
     Less valuation allowance                      (2,443,700)         (2,681,100)
                                              ----------------   -----------------
     Net deferred tax assets                  $             -    $              -
                                              ================   =================

     A reconciliation of the effective income tax rate is as follows:

                                                                                                                  Three months
                                                                       For the years ended                           ended
                                                      ------------------------------------------------------------------------------
                                                        December 31,       December 31,       September 30,       December 31,
                                                            2001               2000                1999               1999
                                                      ------------------------------------------------------------------------------
                                                                                                              (transition period)
     Federal income tax rate                               34.00%             34.00%              34.00%             34.00%
     State taxes, net of federal income tax benefit         4.32               4.33                3.63               4.10
     Nondeductible amortization of intangible assets        8.64              17.66                   -               4.42
     Change in valuation allowance                             -                  -              (37.63)                 -
                                                      ------------------------------------------------------------------------------
                                                           46.96%             55.99%                0.0 %            42.52 %
                                                      ==============================================================================

Deferred tax assets at December 31, 2001 and December 31, 2000 were reduced by a valuation allowance relating to the tax benefits that were derived from periods prior to August 2, 1999, when the Company underwent a change in control (see
Note 3). All of the Company's tax benefits derived from periods prior to the change in control are considered acquired assets pursuant to purchase accounting guidelines. Should these tax benefits be realized in a subsequent period, the realization of the related valuation allowance would result in the application of the allowance amount as a reduction to goodwill. Accordingly, the recognition of deferred tax assets for the transition period ended December 31, 1999 and the calendar years ended December 31, 2000 and December 31, 2001 resulted in a reduction in the valuation allowance related to such deferred tax assets. The reduction was applied as a cumulative charge to goodwill in the amount of $856,710.

At December 31, 2001, approximately $5.2 million of net operating loss carryforwards is available to offset taxable income through the year 2018. As the change in control constituted a change in ownership as defined under Section 382 of the Internal Revenue Code, the resulting annual limitation on the use of the Company's pre-change in control net operating losses will defer, but in general not limit, the utilization of the Company's net operating losses.

The income tax provision for the transition period ended December 31, 1999 differs from the income tax provision previously reported due to changes in estimates regarding net operating losses not subject to the limitations imposed by Section 382 of the Internal Revenue Code.

9.       STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees, and encourages, but does not require, compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted to continue to apply Accounting Principles Board Opinion ("APB") No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB 25 to its stock-based compensation awards. Accordingly, no compensation costs related to employee options have been recognized in the consolidated financial statements of the

                                       33
{MI641618;2}

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

     A summary of the status of the Company's stock-based option awards during the years and changes during the periods then ending is presented below:

                                                               For the years ended                          Three months ended

                                          December 31, 2001      December 31, 2000   September 30, 1999      December 31, 1999
                                        --------------------------------------------------------------------------------------
                                                                                                           (transition period)
                                         Weighted    Average   Weighted    Averag    Weighted    Average   Weighted    Average
                                          Options     Price     Options     Price     Options     Price     Options     Price
                                          -------     -----     -------     -----     -------     -----     -------     -----
     Outstanding at the
       beginning of the year             1,812,750   $ 1.34      712,750   $ 4.38      850,000   $ 3.95      734,500   $ 4.31
     Granted                                     -        -    1,410,000     1.22       24,500     1.84            -        -
     Exercised                                   -        -            -        -            -        -       21,750     1.75
     Forfeited                                   -        -     (310,000)   (7.80)    (140,000)   (1.75)           -        -
                                        --------------------------------------------------------------------------------------
     Outstanding at year-end             1,812,750   $ 1.34    1,812,750   $ 1.34      734,500   $ 4.31      712,750   $ 4.38
                                        --------------------------------------------------------------------------------------
     Exercisable at year-end             1,672,750             1,107,750               734,500               712,750

10.  CAPITAL STOCK

     As of December 31, 1999, the Company had approximately $6,800,000 of unpaid cumulative dividends. On April 20, 2000, in connection with the conversion of the outstanding shares of Class A and Class B Common Stock to Common Stock discussed below, all unpaid dividends were waived.

     On April 20, 2000, the Company held a special meeting to amend the Articles of Incorporation to provide for a single class of Common Stock, par value $.001 per share. The authorized Preferred Stock of the Company, of which no shares are currently outstanding, was not affected by such change. Each outstanding share of Class A Common Stock and Class B Common Stock of the Company was converted into one share of the Company's Common Stock, $.001 par value per share. Preferred Common Stock, with 5,000,000 shares authorized and none outstanding at $.01 par, was unaffected by the conversion. In connection with the conversion to a single class of Common Stock, any and all future dividends on the Common Stock of the Company may thereafter only be declared at the discretion of the Company's Board of Directors. No dividends were declared during 2001.

     The Board of Directors of the Company has amended the Company's Articles of Incorporation to authorize an additional 55,000,000 shares of Common Stock, $.001 par value per share.

     The weighted average shares outstanding used in the computation of net income (loss) attributable to common shares are as follows:

                                                             For the years ended                       Three months
                                                                                                          ended
                                              December 31,        December 31,      September 30,      December 31,
                                                  2001                2000              1999               1999
                                            ----------------   -----------------   ---------------   ----------------
                                                                                                       (transition
                                                                                                          period)
     Common Stock                                41,305,445          38,142,896                 -                  -
     Class A Common Stock                                 -                   -         6,421,675         31,921,239
     Class B Common Stock                                 -                   -         1,500,000          1,500,000
                                            ----------------   -----------------   ----------------  ----------------
                                                 41,305,445          38,142,896         7,921,675         33,421,239
                                            ================   =================   ================  ================

11.  RELATED PARTY TRANSACTIONS

     The Company and its principal stockholder share office space and certain common resources. Expenses are allocated between the two entities according to their proportionate share of the office square footage utilized. The Company currently occupies approximately 90% of the shared space. The expense allocated to the Company for shared office space during the years ended December 31, 2001, 2000, and September 30, 1999 and the three months ended December 31, 1999 was $165,235, $141,771, $8,355 and $22,604,
     respectively.

     The Company earned management fees from related parties in the amount of $1,258,537, $1,381,418 and $781,665, respectively, during the years ended December 31, 2001 and 2000 and three months ended December 31, 1999. The Company did not earn any management fees from related parties during the year ended September 30, 1999. The management fees relate to services provided for the management of certain home building projects. Due from affiliates are management fees and other expenses paid for by the Company on behalf of other affiliates. Amounts are repaid periodically during the year.

     On September 19, 2001, the Company acquired, in exchange for a promissory note, the majority stockholder's option to purchase land from a third party. The consideration paid by the Company for such option includes a premium based, in part, on the current appraised value of the land which could approximate $7,100,000. Contemporaneously with the acquisition of the option, the Company purchased land for approximately $9,389,000, of which Century paid approximately $2,848,000 of the purchase price on behalf of the Company. As a result of the transaction, the Company paid Century a premium of approximately $3,324,000, which together with Century's payment of a portion of the purchase price (approximately $2,848,000, as described above), was recorded as a note payable for approximately $6,172,000, in the aggregate. The note bears interest at 7.00% per annum and is due, to the extent not otherwise paid earlier, in a lump-sum payment on September 19, 2004. Prior to such maturity date, principal and accrued interest thereunder, if any, under the terms of the note are payable upon demand by Century. Due to the related party nature of the transaction, the above-described assignment premium will be accounted for as a reduction to stockholders' equity.

12.  COMMITMENTS AND CONTINGENCIES

     Performance Bonds
     -----------------

     In accordance with certain governmental requirements, the Company has performance bonds and letters of credit aggregating approximately $2,255,000 and $542,000 at December 31, 2001 and 2000, respectively, to be issued to governmental agencies for certain of the projects to secure the completion of required improvements.

     Escrow Bonds
     ------------

     The Company has escrow bonds in the amount of $3,000,000 which provides the Company with the unrestricted use of the funds from customer deposits.

     Land Deposits
     -------------

     As of December 31, 2000, the Company had deposits of $250,000 related to its purchase of Kendall Breeze, a 52-acre parcel of land located in southwest Miami-Dade County. During 2001, the Company completed its purchase of Kendall Breeze for $9,443,830. The Company did not have any significant land deposits as of December 31, 2001.

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

     During July 2001, the Company acquired its partners' interest in Century/Entrada, Ltd., a previously unconsolidated partnership, for approximately $429,000 in cash and its original capital contribution of $600,000. In connection with the acquisition, the Company acquired land with a fair value of approximately $2,734,000 and assumed liabilities, mainly a construction loan, with a fair value of $1,705,000.





                                   * * * * * *

                  CENTURY BUILDERS GROUP, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                  Balance at       Charged to       Charged to                      Balance at
                                                   Beginning        Cost and          Other                           End of
                                                    of Year         Expenses         Accounts         Deduction        Year
                                                --------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2001
Valuation allowances deducted from
 assets for deferred taxes                      $   2,681,100  $             -   $       -        $    (237,400)  $    2,443,700
                                                 =============    ============      =============    ============    ===========

YEAR ENDED DECEMBER 31, 2000
Valuation allowances deducted from
 assets for deferred taxes                      $   3,067,597  $             -   $       -        $    (386,497)  $    2,681,100
                                                 =============    ============      =============    ============    ===========

THREE MONTHS ENDED
DECEMBER 31, 1999
Valuation allowances deducted from
 assets for deferred taxes                      $   3,274,100  $        26,310   $       -        $    (232,813)  $    3,067,597
                                                 =============    ============      =============    ============    ===========

YEAR ENDED SEPTEMBER 30, 1999
Valuation allowances deducted from
 assets for deferred taxes                      $   2,671,500  $       602,600   $       -        $           -   $    3,274,100
                                                 =============    ============      =============    ============    ===========

YEAR ENDED SEPTEMBER 30, 1998
Valuation allowances deducted from
 assets for deferred taxes                      $   2,376,500  $       295,000   $       -        $           -   $    2,671,500
                                                 =============    ============      =============    ============    ===========

        ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There were no changes in and disagreements with accountants on accounting and financial disclosure for the year ended December 31, 2001.

                                    PART III

    ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information regarding the Company's Directors and Executive Officers is included in Part I under "Directors and Executive Officers of the Registrant".

    ITEM 11.     EXECUTIVE COMPENSATION.

             The following table sets forth certain summary information concerning all cash and non-cash compensation paid or accrued for services rendered to the Company during the fiscal years ended September 30, 1999, and the years ended December 31, 2000 and 2001 to the Company's Chief Executive Officer and each of the Company's four other most highly compensated Executive Officers, who were serving as Executive Officers of the Company as of December 31, 2000. All Executive Officers of the Company as of January 1, 2001, were employees of an employee leasing company named Fidelity United, Inc.

    Summary Compensation Table (1)

                                               Annual Compensation                         Long Term Compensation
                                               -------------------                         -----------------------
                                                                                       Awards                 Payouts
                                                                                       ------                 -------

                                                                    Other     Restricted  Securities                All
                                    Fiscal                          Annual      Stock     Underlying    LTIP       Other
                                    ------
                                     Year     Salary     Bonus   Compensation   Awards     Options/   Payouts   Compensation
                                     -----
    Name and Principal Position      Ended    ($)        ($)         ($)         (#)       SARs ($)     ($)         ($)
    ---------------------------      -----    ---        ---         ---         ---       --------     --          ---
    Sergio Pino                      2001    350,000
    Chairman  of the Board           2000    250,000        --       --           --          --         --          --
    President and Chief              1999         --        --       --           --          --         --          --
    Executive Officer

    Luis P. Rabell                   2001    200,000   100,000
    President of Homebuilding        2000    200,000   100,000       --           --          --         --          --
    Operations                       1999     31,000                 --           --          --         --          --

    (1) The amounts reflected in the above table do not include any amounts for perquisites and other personal benefits extended to the named executive officers. The aggregate amount of such compensation for the named executive officer did not exceed 10% of the total annual salary and bonus of such executive officer and, accordingly, has been omitted from the table.

         Compensation of Directors

         Directors who are not employees and who do not otherwise receive compensation from the Company are entitled to $2,000 per Board meeting attended in addition to the reimbursement of reasonable expenses incurred in attending meetings. Directors who are officers or employees of the Company receive no additional compensation for service as Directors, other than reimbursement of reasonable expenses incurred in attending meetings. During the year ended December 31, 2001, the Company made no other payments to Directors with respect to participation on Board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 31, 2002, the number and percentage of outstanding shares of Common Stock owned beneficially by (i) each stockholder known by the Company to own more than 5% of the outstanding shares of Common Stock; (ii) each Director of the Company; and (iii) all Directors and Executive Officers as a group.

              Name and Address              Amount and Nature, of
           of Beneficial Owner(1)            Beneficial Ownership    Percent of Outstanding
           -------------------               --------------------    ----------------------
Sergio Pino                                      30,400(2)(3)                 (2)*

Gabriel M. Bustamante                               (2)(3)                    (2)*

Armando J. Guerra                                   (2)(3)                    (2)*

Jose Cancela                                        (2)(3)                    (2)*

Carlos Garcia                                       (2)(3)                    (2)*

Humberto Lorenzo                                    (2)(3)                    (2)*

Century Partners Group, Ltd.                      37,893,430                 90.48%

All Directors and Executive Officers as a        37,923,830(3)               90.55%
group (7 persons)

   *     Less than 1%.
  (1)    Address for all persons listed is c/o Century Builders Group, Inc.
         7270 N.W. 12th Street, Suite 410, Miami, Florida 33126.
  (2) Excludes shares owned of record by Century Partners Group, Ltd Messrs. Pino, Bustamante, Guerra, Cancela, Garcia and Lorenzo are each affiliates of the corporate general partner of Century Partners Group, Ltd.
  (3) Excludes an aggregate 350,000 shares of common stock issuable to Sergio Pino upon exercise of a like number of outstanding options with an exercise price of $1.22 per share. Excludes an aggregate 100,000 shares of common stock issuable to Gabriel Bustamante upon exercise of a like number of outstanding options with an exercise price of $1.22 per share. Excludes an aggregate 100,000 shares of common stock issuable to Carlos Garcia upon exercise of a like number of outstanding options with an exercise price of $1.22 per share. Excludes an aggregate 100,000 shares of common stock issuable to Armando Guerra upon exercise of a like number of outstanding options with an exercise price of $1.22 per share. Excludes an aggregate 100,000 shares of common stock issuable to Jose Cancela upon exercise of a like number of outstanding options with an exercise price of $1.22 per share. Excludes an aggregate 100,000 shares of common stock issuable to Humberto Lorenzo upon exercise of a like number of outstanding options with an exercise price of $1.22 per share. Excludes an aggregate 100,000 shares of common stock issuable to Luis Rabell upon exercise of a like number of outstanding options with an exercise price of $1.22 per share.

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

     On February 16, 2001 Century Partners Group, Ltd., the Company's parent, purchased 543,560 shares of the Company's Common Stock at a cost of $271,780 or $.50 per share. The last purchase brought Century Partners Group Ltd.'s interest in the Company to 91.74%.

     The Company and its principal stockholder share office space and certain common resources. Expenses are allocated between the two entities according to their proportionate share of the office square footage utilized. The Company currently occupies approximately 90% of the shared space. The expense allocated to the Company for shared office space during the years ended December 31, 2001, 2000, and September 30, 1999 and the three months ended December 31, 1999 was $165,235, $141,771, $8,355 and $22,604, respectively.

     The Company earned management fees from related parties in the amount of $1,258,537, $1,381,418 and $781,665, respectively, during the years ended December 31, 2001 and 2000 and three months ended December 31, 1999. The Company did not earn any management fees from related parties during the year ended September 30, 1999. The management fees relate to services provided for the management of certain home building projects. Due from affiliates are management fees and other expenses paid for by the Company on behalf of other affiliates. Amounts are repaid periodically during the year.

     On September 19, 2001, the Company acquired, in exchange for a promissory note, the majority stockholder's option to purchase land from a third party. The consideration paid by the Company for such option includes a premium, based, in part, on the current appraised value of the land which could approximate $7,100,000. Contemporaneously with the acquisition of the option, the Company purchased land for approximately $9,389,000, of which Century paid approximately $2,848,000 of the purchase price on behalf of the Company. As a result of the transaction, the Company paid Century a premium of approximately $3,324,000, which together with Century's payment of a portion of the purchase price (approximately $2,848,000, as described above), was recorded as a note payable for approximately $6,172,000, in the aggregate. The note bears interest at 7.00% per annum and is due, to the extent not otherwise paid earlier, in a lump sum payment on September 19, 2004. Prior to such maturity date, principal and accrued interest thereunder, if any, under the terms of the note are payable upon demand by Century. Due to the related party nature of the transaction, the above-described assignment premium will be accounted for as a reduction to stockholders equity.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as a part of this report:


Exhibit
Number        Description
              -----------

3.1**         Amended and Restated Articles of Incorporation of the Company

3.2*          By-Laws of the Company

3.3***        Amended Articles of Incorporation of the Company

21.1          Subsidiaries of the Company

23.3          Independent Auditor's Consent.

* Incorporated herein by reference to the exhibit bearing the same number and filed as a part of the Company's Registration Statement on Form S-1 filed on April 26, 1995 (File No. 33- 89076).

** Incorporated herein by reference to the exhibit filed as a part of the Company's report on Form 10-Q for the three months ended March 31, 1996.

*** Incorporated herein by reference to the Company's proxy statement for the Special Meeting of Stockholders held on April 20, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31/st/ day of March 2002.

                                       CENTURY BUILDERS GROUP, INC.

                                        By:  ______________________
                                             Sergio Pino
                                             President, Chairman of the Board,
                                             and Chief Executive Officer
                                             (Principal Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                          Title              Date
   ---------                          -----              ----

   ___________________               Director        March 27, 2002
   Armando Guerra

   ___________________               Director        March 27, 2002
   Jose Cancela

   ___________________               Director        March 27, 2002
   Carlos Garcia

   ___________________               Director        March 27, 2002
   Humberto Lorenzo

   ___________________               Director        March 27, 2002
   Gabriel M. Bustamante

                                 Exhibit Index

Exhibit
Number                  Description
-------                 -----------

21.1             Subsidiaries of the Company

23.3             Independent Auditor's Consent