Form 10-K405/A
period 2001-12-31
CENTURY BUILDERS GROUP INC
filed 2002-04-05
CIK 926613

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-K/A

                                 CURRENT REPORT
     Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934



Date of Report (Date of earliest reported)

                                  April 1, 2002

                           CENTURY BUILDERS GROUP, INC
             (Exact name of registrant as specified in its chapter)

                 Florida                   0-25850                65-0502494
      (State or other jurisdiction       (Commission            (IRS Employer
            of incorporation             File Number)        Identification No.)



                7270 NW 12th Street, Suite 410
                        Miami, Florida                                 33126
           (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (305) 599-8100

                                       N/A
          (Former name or former address, if changed since last report)

 ITEM 8. Independent auditors' Report

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

DELOITTE & TOUCHE LLP
Miami, Florida,
March 25, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      Century Builders Group, INC

Date: April 4, 2002                 By:  /s/ Sergio Pino
                                        ----------------
                                          Sergio Pino
                                          Chairman of the Board,
                                          President and Chief Executive Officer